Form 10-K
period 2018-06-30
HL Acquisitions Corp.
filed 2018-09-18
CIK 1736874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from February 23, 2018 (inception) to June 30, 2018

Commission File Number 001-38563

HL ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

499 Park Avenue, 12th Floor, New York, New York	10022
(Address of principal executive offices)	(zip code)

(212) 486-8100

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one ordinary share, one right, and one redeemable warrant	The NASDAQ Stock Market LLC
Ordinary Shares, no par value	The NASDAQ Stock Market LLC
Rights, each to receive one-tenth (1/10) of one ordinary share	The NASDAQ Stock Market LLC
Redeemable warrants, exercisable for ordinary shares at a price of $11.50 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 11, 2018, 6,963,235 ordinary shares, no par value, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated June 27, 2018, as filed with the Securities and Exchange Commission on June 28, 2018, pursuant to Rule 424(b)(4) (SEC File Nos. 333-225520 and 333-225936) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

HL ACQUISITIONS CORP.

FORM 10-K

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to HL Acquisitions Corp.

We are a British Virgin Islands business company incorporated on February 23, 2018 for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus our search for a target business in the hydrocarbon logistics and processing industries.

In March 2018, we issued an aggregate of 1,221,875 ordinary shares (“Founders’ Shares”) to Metropolitan Capital Partners V, LLC, an affiliate of Jeffrey E. Schwarz, our Chief Executive Officer, for aggregate consideration of $25,000 in cash, or approximately $0.02 per share, in connection with our organization. Metropolitan Capital Partners V, LLC then subsequently transferred certain of the Founders’ Shares to our other initial shareholders, officers and directors (collectively, the “initial shareholders”) for the same consideration originally paid for such shares. In June 2018, we effected a stock dividend of approximately 0.18 shares for each outstanding share, resulting in our initial shareholders holding an aggregate of 1,437,500 Founders’ Shares.  The Founders’ Shares included an aggregate of 187,500 shares that were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full in our initial public offering (“IPO”).

On July 2, 2018, we consummated our IPO of 5,500,000 units, including 500,000 units which were subject to the over-allotment option granted to the underwriters of the IPO, with each unit consisting of one ordinary share, one right, and one redeemable warrant. Each right is exchangeable for one-tenth (1/10) of one ordinary share upon the consummation of our initial business combination. Each warrant will become exercisable on the later of the completion of an initial business combination or July 2, 2019 and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. Commencing on July 18, 2018, the ordinary shares, rights, and warrants included in the units commenced separate trading. Holders now have the option to continue to hold units or separate their units into the component pieces. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $55,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement of 2,375,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $2,375,000. The Private Placement Warrants were purchased by certain of our initial shareholders. The Private Placement Warrants are identical to the warrants included in the units sold in the IPO except that the Private Placement Warrants: (i) are not redeemable by us and (ii) are exercisable for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. Additionally, the purchasers of the Private Placement Warrants have agreed not to transfer, assign, or sell any of the Private Placement Warrants (except to certain permitted transferees) until the completion of the Company’s initial business combination.

We paid a total of $1,375,000 in underwriting discounts and commissions at the closing of the IPO and $504,265 for other costs and expenses related to our formation and the IPO. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the IPO and simultaneous private placement were $55,495,735. Of these amounts, $55,000,000 was deposited into a trust account established in connection with the IPO, and the balance became available to be used to provide for business, legal, and accounting due diligence on prospective target businesses and continuing general and administrative expenses. We may withdraw from the trust account interest earned on the funds held therein necessary to pay our income taxes, if any. Other than for this exception, the funds in the trust account will not be released to us until the earlier of the completion of a business combination or our liquidation upon our failure to consummate a business combination within the required time period as set forth in our amended and restated memorandum and articles of association.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated June 27, 2018, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated June 27, 2018, incorporated by reference herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We maintain executive offices at 499 Park Avenue, 12th Floor, New York, NY 10022, pursuant to an agreement with Metropolitan Capital Partners II, LP, an affiliate of Mr. Schwarz. The cost for this space is included in the aggregate $10,000 per-month fee we pay to such entity for office space, administrative and bookkeeping services. We believe, based on rents and fees for similar services, that the fee charged by Metropolitan Capital Partners II, LP is at least as favorable as we could have obtained from an unaffiliated entity. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, ordinary shares, right, and warrants are listed on the Nasdaq Capital Market (“Nasdaq”) under the symbols HCCHU, HCCH, HCCHR and HCCHW, respectively. The following table sets forth the range of high and low sales prices for the units since the units commenced public trading on June 28, 2018 and since the ordinary shares, rights, and warrants commenced separate public trading on July 18, 2018.

	Units		Ordinary Shares		Rights		Warrants
	High	Low	High	Low	High	Low	High	Low
2018:

Third Quarter**	10.43	10.05	10.47	9.51	0.45	0.35	1.04	0.34
Second Quarter*	10.09	10.05	N/A	N/A	N/A	N/A	N/A	N/A

*	From June 28, 2018 through June 30, 2018.
**	Through September 11, 2018.

Holders

As of September 11, 2018, there were 1 holder of record of our units, 14 holders of record of our ordinary shares, 1 holder of record of our rights, and 14 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

British Virgin Islands Laws Relating to Our Equity Securities

For a summary of the relevant British Virgin Island laws relating to taxation, foreign exchange controls, and dividends, see the section titled “Taxation” contained in our prospectus dated June 27, 2018, incorporated by reference herein.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In March 2018, we issued an aggregate of 1,221,875 ordinary shares (“Founders’ Shares”) to Metropolitan Capital Partners V, LLC pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). The shares were sold at a purchase price of approximately $0.02 per share. Metropolitan Capital Partners V, LLC subsequently transferred certain of the Founders’ Shares to our other initial shareholders for the same price originally paid for such shares. In June 2018, we effected a stock dividend of approximately 0.18 shares for each outstanding share, resulting in our initial shareholders holding an aggregate of 1,437,500 Founders’ Shares.

On July 2, 2018, we consummated the IPO of 5,500,000 units, including 500,000 units which were subject to the over-allotment option granted to the underwriters, with each unit consisting of one ordinary share, one right exchangeable for one-tenth of one ordinary share, and one redeemable warrant exercisable for one ordinary share at a price of $11.50 per share. The units from the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $55,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (Nos. 333-225520 and 225936). The Securities and Exchange Commission declared the registration statement effective on June 27, 2018.

Simultaneously with the consummation of the IPO, we consummated the private placement of 2,375,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $2,375,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants were purchased by certain of our initial shareholders. The Private Placement Warrants are identical to the warrants included in the units sold in the IPO except that the Private Placement Warrants: (i) are not redeemable by us; and (ii) are exercisable for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. Additionally, the purchasers of the Private Placement Warrants have agreed not to transfer, assign, or sell any of the Private Placement Warrants (except to certain permitted transferees) until the completion of the Company’s initial business combination.

Of the gross proceeds received from the IPO and simultaneous private placement of Private Placement Warrants, $55,000,000 was placed in a trust account. We incurred a total of $1,375,000 in underwriting discounts and commissions at the closing of the IPO and $504,265 for other costs and expenses related to our formation and the IPO.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable) to complete our initial business combination. We may withdraw interest to pay our income taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the British Virgin Islands on February 28, 2018 and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our IPO, which was consummated on July 2, 2018.

Results of Operations

Our only activities from February 28, 2018 (inception) to June 30, 2018 were organizational activities and those necessary to consummate the IPO, described below. Following the IPO, we do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 28, 2018 (inception) through June 30, 2018, we had a net loss of $5,167, which consists of operating and formation costs.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $50,891. Until the consummation of the IPO, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the Founder Shares, advances and unsecured loans from our initial shareholders and their affiliates.

On July 2, 2018, we consummated the IPO of 5,500,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $55,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 2,375,000 Private Placement Warrants to certain of our initial shareholders at a price of $1.00 per warrant, generating gross proceeds of $2,375,000.

Following the IPO and the sale of the Private Placement Warrants, a total of $55,000,000 was placed in the trust Account and, following the payment of certain transaction expenses, we had $406,368 of cash held outside of the trust account and available for working capital purposes. We incurred $1,879,265 in IPO related costs, including $1,375,000 of underwriting fees and $504,265 of other costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable) to complete our initial business combination. We may withdraw interest from the trust account to pay income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay Metropolitan Capital Partners II, LP, an affiliate of the Company’s Chief Executive Officer a monthly fee of $10,000 for office space, utilities and administrative and bookkeeping services to the Company. We began incurring these fees on June 27, 2018 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the period ended June 30, 2018, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer, and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jeffrey E. Schwarz	60	Chairman of the Board and Chief Executive Officer
Greg Drechsler	49	Chief Financial Officer
Rune Magnus Lundetrae	41	Director
Ajay Khandelwal	46	Director

Jeffrey E. Schwarz has served as our Chief Executive Officer since our inception. Mr. Schwarz is the co-founder of Metropolitan Capital Advisors, Inc., a New York-based money management firm founded in 1992. Mr. Schwarz served as Metropolitan’s Chief Investment Officer from the firm’s inception until his retirement in 2012. Since 2012, Mr. Schwarz has served as the Managing Member of Metropolitan Capital Partners V LLC, the investment vehicle of the Schwarz family office. Mr. Schwarz serves as the Co-Chairman of the Board of Bogen Corporation, a telecommunications equipment provider. He also serves as the Co-Chairman of the Board of Bogen Communications International Inc., which is the ultimate corporate parent of Speech Design GmbH, a global provider of messaging services to telecom carriers. Mr. Schwarz previously served as the Chairman of the Board of Molopo Energy Ltd., an Australian Stock Exchange listed, Calgary, Alberta-based oil and gas exploration and production company, and as a member of the Board of Directors of Cyberonics Inc., a Nasdaq listed medical device company. Mr. Schwarz received a BS in Economics (Summa Cum Laude) and an MBA from the Wharton School of the University of Pennsylvania.

We believe Mr. Schwarz is well-qualified to serve as a director due to his contacts and business experience.

Greg Drechsler has served as our Chief Financial Officer since our inception. Since 2007, Mr. Drechsler has served as Controller and Chief Financial Officer of Metropolitan Capital Advisors, Inc. Mr. Drechsler has also served as Chief Financial Officer of Metropolitan Capital Partners V LLC since April 2016. From 2001 to 2007, Mr. Drechsler held various financial management positions at Johnson & Johnson World Headquarters and its Veridex oncology diagnostics unit. In 2000, Mr. Drechsler served as Vice President of Administration at Homes.com. From 1994 to 2000, he served as Vice President of Mergers & Acquisitions and Manager of Financial Analysis at Cendant. Mr. Drechsler received a BS in Accounting (Summa Cum Laude) from Villanova University. He earned his CPA while working as a Senior Auditor from 1991 to 1994 at Deloitte & Touche, LLP.

Rune Magnus Lundetrae has served as a member of our board of directors since June 2018. Since December 2016, Mr. Lundetrae has served as the Deputy Chief Executive Officer and Chief Financial Officer of Borr Drilling Ltd., the world’s largest premium jack-up rig operator. From August 2015 to December 2016, Mr. Lundetrae was a Managing Director and Head of Oil Services of DNB Markets, the investment banking subsidiary of DNB, Norway’s largest financial services group. From 2012 to June 2015, he served as Chief Financial Officer of Seadrill Ltd, the world’s largest offshore driller. From 2010 to 2011, Mr. Lundetrae served as Chief Financial Officer of Scorpion Offshore, an international offshore drilling company based in Houston, Texas and listed on the Oslo Stock Exchange. Mr. Lundetrae began his career with KPMG Stavanger, an auditing firm. Mr. Lundetrae received a BA in Business Administration from the University of Newcastle Upon Tyne, a M.Sc in IS Management from the London School of Economics and a M.Sc of Accounting and Finance from the Norwegian School of Economics. He is qualified as a CPA in Norway.

We believe Mr. Lundetrae is well qualified to serve as a director due to his contacts and business experience.

Ajay Khandelwal has served as a member of our board of directors since June 2018. Mr. Khandelwal has more than 20 years of diverse experience in multinational corporations in the energy and infrastructure sectors across India, the Middle East, Europe and the United States. Since December 2017, Mr. Khandelwal has served as the Chief Executive Officer of Chi Energie Private Limited, an Indian-based company seeking to broaden the access of Indian energy consumers (including industrial/commercial, city gas distribution (CGD) and heavy vehicle/buses transportation customers) to LNG. From 2013 to September 2017, Mr. Khandelwal served as President (Petroleum and Production) of Reliance Industries Limited, one of India’s largest oil companies. From 2010 to 2013, Mr. Khandelwal served as Chief Executive Officer of Jubilant Energy, an oil and gas export and production company based in India. From 2006 to 2009, Mr. Khandelwal served as an investment advisor to the family office of John Fredriksen, one of the world’s largest owners of shipping and oilfield services businesses, where he guided the investments of nine private equity funds in the U.S., Europe and Asia. From 2001 to 2006, Mr. Khandelwal served in several positions with Shell International, most recently as Lead Investment Finance Advisor, focusing on LNG business development and upstream M&A. Mr. Khandelwal received an electrical engineering degree from Victoria Jubilee Technical Institute in Mumbai and a M.B.A. from Cranfield School of Management in the United Kingdom.

We believe Mr. Khandelwal is well qualified to serve as a director due to his contacts and business experience.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Lundetrae, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Khandelwal, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mr. Schwarz, will expire at the third annual meeting.

Director Independence

Our board has determined that each of Messrs. Lundetrae and Khandelwal is an “independent director” under the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Effective June 27, 2018, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Messrs. Lundetrae and Khandelwal, each of whom is an independent director under Nasdaq’s listing standards. Pursuant to Nasdaq’s phase-in rules for newly listed companies, we have one year from the date on which we are first listed on Nasdaq to have our audit committee be comprised of three members. We intend to identify one additional independent director to serve on the audit committee within the applicable time period. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Lundetrae qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective June 27, 2018, we established a nominating committee of the board of directors, which consists of Messrs. Lundetrae and Khandelwal, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective June 27, 2018, we established a compensation committee of the board of directors, which consists of Messrs. Lundetrae and Khandelwal, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

Effective June 27, 2018, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2018, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing February 27, 2018, we pay Metropolitan Capital Partners II, LP, an affiliate of Mr. Schwarz, a fee of $10,000 per month for providing us with office space and certain administrative and bookkeeping services. However, this arrangement is solely for our benefit and is not intended to provide to our executive officers or directors compensation in lieu of a salary.

Other than the $10,000 per month administrative fee and the repayment of $200,000 of non-interest bearing loans made to us by Metropolitan Capital Partners V, LLC, no compensation or fees of any kind, including finder’s, consulting fees, and other similar fees, will be paid to our initial shareholders, members of our management team, or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants, or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this prospectus and as adjusted to reflect the sale of our ordinary shares included in the units offered by this prospectus (assuming none of the individuals listed purchase units in this offering), by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the rights or warrants included in the units offered in the IPO or the Private Placement Warrants as these rights and warrants are not convertible or exercisable within 60 days of the date hereof.

	Amount and		Approximate
	Nature of		Percentage of
	Beneficial		Outstanding
Name and Address of Beneficial Owner(1)	Ownership		Ordinary Shares
Jeffrey E. Schwarz	1,148,529	(2)	16.5%
Greg Drechsler	22,507		*
Rune Magnus Lundetrae	16,880		*
Ajay Khandelwal	16,880		*
HL Acquisitions Holdings LLC(3)	638,969		9.2%
Metropolitan Capital Partners V, LLC(3)	408,282		5.9%
All directors and executive officers as a group (four individuals)	1,204,796	(4)	17.3%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 499 Park Ave, 12th Floor, New York, NY 10022.
(2)	Represents shares held by HL Acquisitions Holdings LLC, an entity of which Mr. Schwarz is managing member, Metropolitan Capital Partners V, LLC, an entity controlled by Mr. Schwarz, and the Jeffrey Schwarz Children’s Trust, a trust for the benefit of Mr. Schwarz’s children.
(3)	Mr. Schwarz has voting and dispositive power over the shares held by these entities. Mr. Schwarz disclaims beneficial interest of such securities except to the extent of his ultimate pecuniary interest therein.
(4)	Includes shares held by HL Acquisitions Holdings LLC, Metropolitan Capital Partners V, LLC and the Jeffrey Schwarz Children’s Trust of which Mr. Schwarz has voting and dispositive power over as described in footnote 2.

All of the Founders’ Shares outstanding prior to our IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the founders’ shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the founders’ shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

During the escrow period, the holders of the Founders’ Shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) to our initial shareholders, officers, directors, consultants, or their affiliates, (ii) to an initial shareholder’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of our initial business combination, by private sales at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the Founders’ Shares.

Our executive officer and directors, and Metropolitan Capital Partners V, LLC are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of June 30, 2018, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Transactions” contained in our prospectus dated February 27, 2018, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal year ended June 30, 2018, fees for our independent registered public accounting firm are $49,225 for the services they performed in connection with our IPO, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2018 and the audit of our June 30, 2018 Annual Report on Form 10-K.

Audit-Related Fees

During the fiscal period ended June 30, 2018, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal period ended June 30, 2018, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal period ended June 30, 2018, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Because our audit committee was not formed until June 27, 2018, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Description

(2) Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.**
4.1	Specimen Unit Certificate.**
4.2	Specimen Ordinary Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
4.5	Specimen Rights Certificate.**
4.6	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
4.7	Form of Unit Purchase Option.**
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.**
10.4	Form of Registration Rights Agreement**
10.5	Form of subscription agreement for private warrants **
10.6	Form of Administrative Services Agreement.**
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (SEC File No. 333-225520) filed on June 15, 2018.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of September, 2018.

HL ACQUISITIONS CORP.

By:	/s/ Jeffrey E. Schwarz
Jeffrey E. Schwarz
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey E. Schwarz	Chairman of the Board and Chief Executive Officer and	September 18, 2018
Jeffrey E. Schwarz	Director (Principal Executive Officer)

/s/ Greg Drechsler	Chief Financial Officer (Principal Financial and	September 18, 2018
Greg Drechsler	Accounting Officer)
/s/ Rune Magnus Lundetrae	Director	September 18, 2018
Rune Magnus Lundetrae
/s/ Ajay Khandelwal	Director	September 18, 2018
Ajay Khandelwal

HL ACQUISITIONS CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
HL Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HL Acquisitions Corp. (the “Company”) as of June 30, 2018, the related statements of operations, changes in shareholders’ equity and cash flows for the period from February 23, 2018 (inception) through June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the period from February 28, 2018 (inception) through June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

September 18, 2018

HL ACQUISITIONS CORP.
BALANCE SHEET

JUNE 30, 2018

ASSETS
Current asset – cash	$50,891
Deferred offering costs	309,119
Total Assets	$360,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued offering costs	$140,177
Promissory note – related party	125,000
Advance from related party	75,000
Total Current Liabilities	340,177

Commitments

Shareholders’ Equity
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—
Ordinary shares, no par value; 100,000,000 shares authorized; 1,437,500 shares issued and outstanding(1)	25,000
Accumulated deficit	(5,167)
Total Shareholders’ equity	19,833
Total Liabilities and Shareholders’ Equity	$360,010

(1)	Includes an aggregate of 187,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.

The accompanying notes are an integral part of the financial statements.

HL ACQUISITIONS CORP.
STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 23, 2018 THROUGH JUNE 30, 2018

Formation and operating costs	$5,167
Net loss	$(5,167)

Weighted average shares outstanding, basic and diluted(1)	1,250,000
Basic and diluted net loss per ordinary share	$(0.00)

(1)	Excludes an aggregate of 187,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.

The accompanying notes are an integral part of the financial statements.

HL ACQUISITIONS CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – February 23, 2018 (inception)	—	$—	$—	$—
Issuance of founder shares to initial shareholder(1)	1,437,500	25,000	—	25,000
Net loss	—	—	(5,167)	(5,167)
Balance – June 30, 2018	1,437,500	$25,000	$(5,167)	$19,833

(1)	Includes an aggregate of 187,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.

The accompanying notes are an integral part of the financial statements.

HL ACQUISITIONS CORP.
STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 23, 2018 THROUGH JUNE 30, 2018

Cash flows from Operating Activities:
Net Loss	$(5,167)
Net cash used in operating activities	(5,167)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to initial shareholder	25,000
Advances from related party	75,000
Proceeds from promissory notes – related party	125,000
Payment of offering costs	(168,942)
Net cash provided by financing activities	56,058

Net Change in Cash	50,891
Cash – Beginning	—
Cash – Ending	$50,891

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$140,177

The accompanying notes are an integral part of the financial statements.

HL ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

HL Acquisitions Corp. (the “Company”) is a blank check company incorporated in the British Virgin Islands on February 23, 2018. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that have their primary operations in the hydrocarbon logistics and processing industries.

At June 30, 2018, the Company had not yet commenced any operations. All activity through June 30, 2018 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below.

The registration statement for the Company’s Initial Public Offering was declared effective on June 27, 2018. On July 2, 2018, the Company consummated the Initial Public Offering of 5,500,000 units (“Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”), which included a partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units, at $10.00 per Unit, generating gross proceeds of $55,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,375,000 warrants (the “Private Warrants”) at a price of $1.00 per warrant in a private placement to certain of the Company’s shareholders prior to the Initial Public Offering (“Initial Shareholders”), generating gross proceeds of $2,375,000, which is described in Note 4.

Following the closing of the Initial Public Offering on July 2, 2018, an amount of $55,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (“Trust Account”) which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs relating to the Initial Public Offering amounted to $1,879,265, consisting of $1,375,000 of underwriting fees and $504,265 of other costs. In addition, at July 2, 2018, $406,368 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their ordinary shares, regardless of whether they vote for or against a Business Combination. The shareholders will be entitled to redeem their ordinary shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

HL ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

The Initial Shareholders have agreed (a) to vote any shares owned by them in favor of a Business Combination, (b) not to redeem any shares in connection with a shareholder vote to approve a Business Combination or any amendment to the Company’s Amended and Restated Memorandum and Articles of Association prior to the consummation of a Business Combination, (c) not to sell any shares to the Company in a tender offer in connection with a Business Combination and (d) that the shares held by the Initial Shareholders (“Founder Shares”) will not participate in any liquidating distribution from the Trust Account upon winding up if a Business Combination is not consummated.

The Company has until January 2, 2020 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00 per share.

In order to protect the amount held in the Trust Account, an affiliate of the Company’s Chief Executive Officer has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, such affiliate will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that such affiliate will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

HL ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $1,879,265 were charged to shareholder’s equity upon completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2018 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment.

HL ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

The Company’s tax provision is zero because the Company is organized in the British Virgin Islands with no connection to any other taxable jurisdiction. As such, the Company has no deferred tax assets. The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). At June 30, 2018, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the losses of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At June 30, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,500,000 Units at a purchase price of $10.00 per Unit, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units. Each Unit consists of one ordinary share, one right and one redeemable warrant (“Public Warrant”). Each right entitles the holder to receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination. Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, certain of the Initial Shareholders purchased an aggregate of 2,375,000 Private Warrants, at $1.00 per Private Warrant for an aggregate purchase price of $2,375,000. Each Private Warrant is exercisable to purchase one ordinary share at an exercise price of $11.50. The proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Warrants.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

HL ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In March 2018, the Company issued an aggregate of 1,221,875 Founder Shares to Metropolitan Capital Partners V, LLC, an affiliate of the Company’s Chief Executive Officer (“Metropolitan”) for an aggregate purchase price of $25,000 in cash. Metropolitan subsequently transferred certain of such shares to other Initial Shareholders. In June 2018, the Company effected a stock dividend of approximately 0.18 shares for each outstanding share, resulting in an aggregate of 1,437,500 Founders Shares outstanding. The Founder Shares included an aggregate of up to 187,500 shares subject to forfeiture by the Initial Shareholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Representative Shares (see Note 7)). As a result of the underwriters’ election to partially exercise their over-allotment option to purchase 500,000 Units on July 2, 2018 and waiver of the remainder of their over-allotment option, 125,000 Founder Shares were no longer subject to forfeiture and 62,500 Founder Shares were forfeited.

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, (1) with respect to 50% of the Founder Shares, the earlier of one year after the date of the consummation of a Business Combination and the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (2) with respect to the remaining 50% of the Founder Shares, one year after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Advance from Related Party

During the period from February 28, 2018 (inception) through June 30, 2018, Metropolitan advanced the Company an aggregate of $75,000. The advance was non-interest bearing and due on demand. As of June 30, 2018, $75,000 in advances was outstanding. The advance was repaid upon the consummation of the Initial Public Offering on July 2, 2018.

Promissory Note — Related Party

On March 21, 2018, the Company issued an unsecured promissory note to Metropolitan, pursuant to which the Company borrowed an aggregate principal amount of $125,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) April 1, 2019, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. As of June 30, 2018, $125,000 was outstanding under the Promissory Note. The Promissory Note was repaid upon the consummation of the Initial Public Offering on July 2, 2018.

Administrative Services Arrangement

The Company entered into an agreement with Metropolitan Capital Partners II, LP, an affiliate of the Company’s Chief Executive Officer, whereby, commencing on June 27, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative and bookkeeping services, as the Company may require from time to time. The Company will pay Metropolitan Capital Partners II, LP $10,000 per month for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Initial Shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

HL ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on June 27, 2018, the holders of the Founder Shares, Private Warrants and any warrants that may be issued in payment of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Warrants and warrants issued to the Initial Shareholders, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, Inc. (“EarlyBirdCapital”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to four percent (4.0%) of the gross proceeds of the Initial Public Offering. In addition to the forgoing fee, the Company will pay EarlyBirdCapital a cash fee equal to one percent (1.0%) of the total consideration payable in a proposed Business Combination if EarlyBirdCapital introduces the Company to a target business with which the Company completes a Business Combination; provided that the finder fee will not be paid before 90 days after the effective date of the Initial Public Offering.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — On June 22, 2018, the Company filed an Amended and Restated Memorandum and Articles of Association such that the Company is authorized to issue 1,000,000 preference shares with no par value and with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2018, there were no issued or outstanding preference shares.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2018, there were 1,437,500 ordinary shares issued and outstanding, of which 187,500 were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the Initial Shareholders would own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Shareholders did not purchase any Public Shares in the Initial Public Offering and excluding the Representative Shares).

Rights — Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if a holder of such right redeemed all ordinary shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of rights will be required to affirmatively covert its rights in order to receive 1/10 of an ordinary share underlying each right (without paying additional consideration). The ordinary shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

HL ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Warrants — The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) July 2, 2019. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time after the Public Warrants become exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Representative Shares

At the closing of the Initial Public Offering, the Company issued 88,235 ordinary shares (the “Representative Shares”) to designess of EarlyBirdCapital. The Company accounted for the Representative Shares as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of Representative Shares was $882,350 based upon the offering price of the Units of $10.00 per Unit. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, The holders of the Representative Shares have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

HL ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

Unit Purchase Option

On July 2, 2018, the Company sold to designees of EarlyBirdCapital, for $100, options to purchase up to 250,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $2,500,000) commencing on the later of June 27, 2019 and the consummation of a Business Combination. The unit purchase options may be exercised for cash or on a cashless basis, at the holders’ option, and expire June 27, 2023. The Units issuable upon exercise of the options are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase options, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of the unit purchase options to be approximately $882,000 (or $3.53 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase options was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.75% and (3) expected life of five years. The options and such units purchased pursuant to the options, as well as the ordinary shares underlying such units, the rights included in such units, the warrants included in such units, and the shares underlying such rights and warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the options may not be sold, transferred, assigned, pledged or hypothecated for a 180-day period following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The options grant to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the options. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the options may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the options will not be adjusted for issuances of ordinary shares at a price below the exercise price.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

