Form 10-Q
period 2018-09-30
HL Acquisitions Corp.
filed 2018-11-08
CIK 1736874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number:  001-38302

HL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

499 Park Avenue 12th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (212) 486-8100

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of November 8, 2018, 6,963,235 ordinary shares, no par value, were issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2018	June 30, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$304,272	$50,891
Prepaid expenses and other current assets	104,066	—
Total Current Assets	408,338	50,891

Deferred offering costs	—	309,119
Marketable securities held in Trust Account	55,271,624	—
TOTAL ASSETS	$55,679,962	$360,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,181	$—
Accrued offering costs	—	140,177
Promissory note – related party	—	125,000
Advance from related party	—	75,000
Total Current Liabilities	3,181	340,177

Commitments

Ordinary shares subject to possible redemption, 5,042,773 and no shares at redemption value as of September 30, 2018 and June 30, 2018, respectively	50,676,773	—

Stockholders’ Equity
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; 100,000,000 shares authorized; 1,920,462 and 1,437,500 shares issued and outstanding (excluding 5,042,773 and no shares subject to possible redemption) as of September 30, 2018 and June 30, 2018, respectively	4,844,062	25,000
Retained earnings/(Accumulated deficit)	155,946	(5,167)
Total Stockholders’ Equity	5,000,008	19,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,679,962	$360,010

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Operating costs	$110,511
Loss from operations	(110,511)

Other income:
Interest income	283,415
Unrealized loss on marketable securities held in Trust Account	(11,791)
Other income, net	271,624

Net Income	$161,113

Weighted average shares outstanding, basic and diluted (1)	1,897,285

Basic and diluted net loss per ordinary share (2)	$(0.05)

(1)	Excludes an aggregate of up to 5,042,773 shares subject to possible redemption at September 30, 2018.

(2)	Net loss per ordinary share - basic and diluted excludes interest income attributable to shares subject to possible redemption of $249,052 for the three months ended September 30, 2018 (see Note 3).

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net income	$161,113
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(283,415)
Unrealized loss on marketable securities held in Trust Account	11,791
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(104,066)
Accounts payable and accrued expenses	3,181
Net cash used in operating activities	(211,396)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(55,000,000)
Net cash used in investing activities	(55,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	53,625,000
Proceeds from sale of Private Warrants	2,375,000
Proceeds from sale of unit purchase option	100
Payment of offering costs	(335,323)
Repayment of promissory notes – related party	(125,000)
Repayment of advances from related party	(75,000)
Net cash provided by financing activities	55,464,777

Net Change in Cash	253,381
Cash - Beginning	50,891
Cash - Ending	$304,272

Supplemental disclosure of noncash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$50,515,660
Change in value of ordinary shares subject to possible redemption	$161,113

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

HL Acquisitions Corp. (the “Company”) is a blank check company incorporated in the British Virgin Islands on February 23, 2018. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company is focusing on businesses that have their primary operations in the hydrocarbon logistics and processing industries.

All activity through September 30, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and searching for a Business Combination candidate.

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

Transaction costs relating to the Initial Public Offering amounted to $1,879,265, consisting of $1,375,000 of underwriting fees and $504,265 of other costs. In addition, as of September 30, 2018, $304,272 of cash was held outside of the Trust Account and is available for working capital purposes.

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

The Initial Shareholders have agreed (a) to vote any shares owned by them in favor of a Business Combination, (b) not to redeem any shares in connection with a shareholder vote to approve a Business Combination or any amendment to the Company’s Amended and Restated Memorandum and Articles of Association prior to the consummation of a Business Combination, (c) not to sell any shares to the Company in a tender offer in connection with a Business Combination and (d) that the shares held by the Initial Shareholders prior to the Initial Public Offering (“Founder Shares”) will not participate in any liquidating distribution from the Trust Account upon winding up if a Business Combination is not consummated.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

In order to protect the amount held in the Trust Account, an affiliate of the Company’s Chief Executive Officer has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, such affiliate will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that such affiliate will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. However, there is no assurance that such agreements will be obtained or that the amounts held in the Trust Account will not be reduced.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from February 23, 2018 (inception) through June 30, 2018 as filed with the SEC on September 18, 2018, which contains the audited financial statements and notes thereto. The interim results for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending June 30, 2019 or for any future interim periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 and June 30, 2018.

Marketable securities held in Trust Account

At September 30, 2018, the assets held in the Trust Account were substantially held in U. S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2018 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,875,000 ordinary shares, (2) rights sold in the Initial Public Offering that convert into 550,000 ordinary shares and (3) 250,000 ordinary shares, warrants to purchase 250,000 ordinary shares and rights that convert into 25,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into ordinary shares and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

Three Months Ended September 30, 2018
Net income	$161,113
Less: Income attributable to ordinary shares subject to possible redemption	(249,052)
Adjusted net loss	(87,939)

Weighted average shares outstanding, basic and diluted	1,897,285

Basic and diluted net loss per ordinary share	$(0.05)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At September 30, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

Advance from Related Party

In June 2018, Metropolitan advanced the Company an aggregate of $75,000. The advance was non-interest bearing and due on demand. The advance was repaid upon the consummation of the Initial Public Offering on July 2, 2018.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Administrative Services Arrangement

The Company entered into an agreement with Metropolitan Capital Partners II, LP, an affiliate of the Company’s Chief Executive Officer, whereby, commencing on June 27, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative and bookkeeping services, as the Company may require from time to time. The Company will pay Metropolitan Capital Partners II, LP $10,000 per month for these services. For the three months ended September 30, 2018, the Company incurred $30,000 in fees for these services.

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, Inc. (“EarlyBirdCapital”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to four percent (4.0%) of the gross proceeds of the Initial Public Offering. In addition to the forgoing fee, the Company will pay EarlyBirdCapital a cash fee equal to one percent (1.0%) of the total consideration payable in a proposed Business Combination if EarlyBirdCapital introduces the Company to a target business with which the Company completes a Business Combination.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — On June 22, 2018, the Company filed an Amended and Restated Memorandum and Articles of Association such that the Company is authorized to issue 1,000,000 preference shares with no par value and with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2018 and June 30, 2018, there were no issued or outstanding preference shares.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2018 and June 30, 2018, there were 1,920,462 and 1,437,500 ordinary shares issued and outstanding, excluding 5,042,773 and no ordinary shares subject to possible redemption, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Unit Purchase Options

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

NOTE 7. FAIR VALUE MEASUREMENTS

The Company follows the guidance in Accounting Standards Codification (“ASC”) 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018
Assets:
Marketable securities held in Trust Account	1	$55,271,624

NOTE 8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to HL Acquisitions Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Metropolitan Capital Partners V, LLC, a company affiliated with our Chief Executive Officer. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period from February 28 (inception) through June 30, 2018 filed with the SEC on September 18, 2018. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the British Virgin Islands on February 28, 2018 and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We have neither engaged in any operations nor generated any revenues to date. All activity through September 30, 2018 relates to our formation, our Initial Public Offering, which was consummated on July 2, 2018, and searching for a Business Combination candidate.

Results of Operations

Our only activities from February 28, 2018 (inception) to September 30, 2018 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and our search for a Business Combination candidate. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2018, we had a net income of $161,113, which consists of interest income on marketable securities held in the Trust Account of $283,415, offset by operating costs of $110,511 and an unrealized loss on marketable securities held in the Trust Account of $11,791.

Liquidity and Capital Resources

On July 2, 2018, we consummated the Initial Public Offering of 5,500,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $55,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 2,375,000 Private Placement Warrants to certain of our initial shareholders at a price of $1.00 per warrant, generating gross proceeds of $2,375,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $55,000,000 was placed in the Trust Account. We incurred $1,879,265 in Initial Public Offering related costs, including $1,375,000 of underwriting fees and $504,265 of other costs.

For the three months ended September 30, 2018, cash used in operating activities amounted to $211,396. Net income of $161,113 was impacted by interest earned on marketable securities held in the Trust Account of $283,415 and an unrealized loss on marketable securities held in our Trust Account of $11,791. Changes in operating assets and liabilities used $100,885 of cash for operating activities

As of September 30, 2018, we had cash held in the Trust Account of $55,271,624. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial business combination. We may withdraw interest from the Trust Account to pay income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2018, we had cash of $304,272 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in deposited in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

P ART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1 *	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HL ACQUISITIONS CORP.

Date: November 8, 2018	By:	/s/ Jeffrey E. Schwarz
	Name:	Jeffrey E. Schwarz
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Greg Drechsler
	Name:	Greg Drechsler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)