Form 10-Q
period 2018-12-31
HL Acquisitions Corp.
filed 2019-02-06
CIK 1736874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 5, 2019, 6,963,235 ordinary shares, no par value, were issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	December 31, 2018	June 30, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$243,711	$50,891
Prepaid expenses and other current assets	68,853	—
Total Current Assets	312,564	50,891

Deferred offering costs	—	309,119
Marketable securities held in Trust Account	55,586,748	—
TOTAL ASSETS	$55,899,312	$360,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,955	$—
Accrued offering costs	—	140,177
Promissory note – related party	—	125,000
Advance from related party	—	75,000
Total Current Liabilities	6,955	340,177

Commitments

Ordinary shares subject to possible redemption, 5,035,516 and no shares at redemption value as of December 31, 2018 and June 30, 2018, respectively	50,892,356	—

Shareholders’ Equity
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; 100,000,000 shares authorized; 1,927,719 and 1,437,500 shares issued and outstanding (excluding 5,035,516 and no shares subject to possible redemption) as of December 31, 2018 and June 30, 2018, respectively	4,628,479	25,000
Retained earnings/(Accumulated deficit)	371,522	(5,167)
Total Shareholders’ Equity	5,000,001	19,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,899,312	$360,010

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018

Operating costs	$99,548	$210,059
Loss from operations	(99,548)	(210,059)

Other income:
Interest income	296,155	579,570
Unrealized gain on marketable securities held in Trust Account	18,969	7,178
Other income, net	315,124	586,748

Net Income	$215,576	$376,689

Weighted average ordinary shares outstanding, basic and diluted (1)	1,920,462	1,908,873

Basic and diluted net loss per ordinary share (2)	$(0.04)	$(0.08)

(1)	Excludes an aggregate of up to 5,035,516 shares subject to possible redemption at December 31, 2018.

(2)	Net loss per ordinary share - basic and diluted excludes interest income and unrealized gains attributable to shares subject to possible redemption of $288,496 and $537,168 for the three and six months ended December 31, 2018 (see Note 3).

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net income	$376,689
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(579,570)
Unrealized gain on marketable securities held in Trust Account	(7,178)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(68,853)
Accounts payable and accrued expenses	6,955
Net cash used in operating activities	(271,957)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(55,000,000)
Net cash used in investing activities	(55,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	53,625,000
Proceeds from sale of Private Warrants	2,375,000
Proceeds from sale of unit purchase option	100
Payment of offering costs	(335,323)
Repayment of promissory notes – related party	(125,000)
Repayment of advances from related party	(75,000)
Net cash provided by financing activities	55,464,777

Net Change in Cash	192,820
Cash - Beginning	50,891
Cash - Ending	$243,711

Supplemental disclosure of noncash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$50,515,660
Change in value of ordinary shares subject to possible redemption	$376,696

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

All activity through December 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and searching for a Business Combination candidate.

The registration statement for the Company’s Initial Public Offering was declared effective on June 27, 2018. On July 2, 2018, the Company consummated the Initial Public Offering of 5,500,000 units (“Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”), which included a partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units, at $10.00 per Unit, generating gross proceeds of $55,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,375,000 warrants (the “Private Warrants”) at a price of $1.00 per warrant in a private placement to certain of the Company’s shareholders prior to the Initial Public Offering (“Initial Shareholders”), generating gross proceeds of $2,375,000, which is described in Note 5.

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

Transaction costs relating to the Initial Public Offering amounted to $1,879,265, consisting of $1,375,000 of underwriting fees and $504,265 of other costs. In addition, as of December 31, 2018, $243,711 of cash was held outside of the Trust Account and is available for working capital purposes.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against a Business Combination. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

The Initial Shareholders have agreed (a) to vote any ordinary shares owned by them in favor of a Business Combination, (b) not to redeem any ordinary shares in connection with a shareholder vote to approve a Business Combination or any amendment to the Company’s Amended and Restated Memorandum and Articles of Association prior to the consummation of a Business Combination, (c) not to sell any ordinary shares to the Company in a tender offer in connection with a Business Combination and (d) that the ordinary shares held by the Initial Shareholders prior to the Initial Public Offering (“Founder Shares”) will not participate in any liquidating distribution from the Trust Account upon winding up if a Business Combination is not consummated.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

In order to protect the amount held in the Trust Account, an affiliate of the Company’s Chief Executive Officer has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per ordinary share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, such affiliate will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that such affiliate will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. However, there is no assurance that such agreements will be obtained or that the amounts held in the Trust Account will not be reduced.

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2018, the Company had $243,711 in its operating bank accounts, $55,586,748 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $305,609. As of December 31, 2018, approximately $580,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing a Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through January 2, 2020, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a Business Combination. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from February 23, 2018 (inception) through June 30, 2018 as filed with the SEC on September 18, 2018, which contains the audited financial statements and notes thereto. The interim results for the six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the year ending June 30, 2019 or for any future interim periods.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and June 30, 2018.

Marketable securities held in Trust Account

At December 31, 2018, the assets held in the Trust Account were substantially held in U. S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2018 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,875,000 ordinary shares, (2) rights sold in the Initial Public Offering that convert into 550,000 ordinary shares and (3) 250,000 ordinary shares, warrants to purchase 250,000 ordinary shares and rights that convert into 25,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into ordinary shares and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
Net income	$215,576	$376,689
Less: Income attributable to ordinary shares subject to possible redemption	(288,496)	(537,168)
Adjusted net loss	(72,920)	(160,479)

Weighted average ordinary shares outstanding, basic and diluted	1,920,462	1,908,873

Basic and diluted net loss per ordinary share	$(0.04)	$(0.08)

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,500,000 Units at a purchase price of $10.00 per Unit, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units. Each Unit consists of one ordinary share, one right and one redeemable warrant (“Public Warrant”). Each right entitles the holder to receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination. Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, certain of the Initial Shareholders purchased an aggregate of 2,375,000 Private Warrants, at a purchase price of $1.00 per Private Warrant for an aggregate purchase price of $2,375,000. Each Private Warrant is exercisable to purchase one ordinary share at an exercise price of $11.50. The proceeds from the sale of the Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Warrants.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In March 2018, the Company issued an aggregate of 1,221,875 Founder Shares to Metropolitan Capital Partners V, LLC, an affiliate of the Company’s Chief Executive Officer (“Metropolitan”) for an aggregate purchase price of $25,000 in cash. Metropolitan subsequently transferred certain of such Founder Shares to other Initial Shareholders. In June 2018, the Company effected a stock dividend of approximately 0.18 ordinary shares for each outstanding ordinary share, resulting in an aggregate of 1,437,500 Founders Shares outstanding. The Founder Shares included an aggregate of up to 187,500 ordinary shares subject to forfeiture by the Initial Shareholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Representative Shares (see Note 8)). As a result of the underwriters’ election to partially exercise their over-allotment option to purchase 500,000 Units on July 2, 2018 and waiver of the remainder of their over-allotment option, 125,000 Founder Shares were no longer subject to forfeiture and 62,500 Founder Shares were forfeited.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

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

Administrative Services Arrangement

The Company entered into an agreement with Metropolitan Capital Partners II, LP, an affiliate of the Company’s Chief Executive Officer, whereby, commencing on June 27, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative and bookkeeping services, as the Company may require from time to time. The Company will pay Metropolitan Capital Partners II, LP $10,000 per month for these services. For the three and six months ended December 31, 2018, the Company incurred $30,000 and $60,000 in fees for these services.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, Inc. (“EarlyBirdCapital”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to $2,200,000. In addition to the forgoing fee, the Company will pay EarlyBirdCapital a cash fee equal to one percent (1.0%) of the total consideration payable in a proposed Business Combination if EarlyBirdCapital introduces the Company to a target business with which the Company completes a Business Combination.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — On June 22, 2018, the Company filed an Amended and Restated Memorandum and Articles of Association such that the Company is authorized to issue 1,000,000 preference shares with no par value and with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2018 and June 30, 2018, there were no issued or outstanding preference shares.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2018 and June 30, 2018, there were 1,927,719 and 1,437,500 ordinary shares issued and outstanding, excluding 5,035,516 and no ordinary shares subject to possible redemption, respectively.

Rights — Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if a holder of such right redeemed all ordinary shares held by it in connection with a Business Combination. No fractional ordinary shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional ordinary shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of rights will be required to affirmatively covert its rights in order to receive 1/10 of an ordinary share underlying each right (without paying additional consideration). The ordinary shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

Representative Shares

At the closing of the Initial Public Offering, the Company issued 88,235 ordinary shares (the “Representative Shares”) to designees of EarlyBirdCapital. The Company accounted for the Representative Shares as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of Representative Shares was $882,350 based upon the offering price of the Units of $10.00 per Unit. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, The holders of the Representative Shares have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$55,586,748

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

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

Overview

We are a blank check company incorporated in the British Virgin Islands on February 23, 2018 and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We have neither engaged in any operations nor generated any revenues to date. All activity through December 31, 2018 relates to our formation, our Initial Public Offering, which was consummated on July 2, 2018, and searching for a Business Combination candidate.

Results of Operations

Our only activities from February 23, 2018 (inception) to December 31, 2018 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and our search for a Business Combination candidate. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended December 31, 2018, we had a net income of $215,576 and $376,689, respectively, which consists of interest income on marketable securities held in the Trust Account of $296,155 and $579,570, respectively, and an unrealized gain on marketable securities held in the Trust Account of $18,969 and $7,178, respectively, offset by operating costs of $99,548 and $210,059, respectively.

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

For the six months ended December 31, 2018, cash used in operating activities amounted to $271,957. Net income of $376,689 was offset by interest earned on marketable securities held in the Trust Account of $579,570 and an unrealized gain on marketable securities held in our Trust Account of $7,178. Changes in operating assets and liabilities used $61,898 of cash for operating activities.

As of December 31, 2018, we had marketable securities held in the Trust Account of $55,586,748. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

As of December 31, 2018, we had cash of $243,711 held outside of the Trust Account and working capital of $305,609. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Our Sponsor, officers, directors or their affilaites are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

P ART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2018, we issued an aggregate of 1,221,875 ordinary shares (“Founders’ Shares”) to Metropolitan Capital Partners V, LLC pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). The shares were sold at a purchase price of approximately $0.02 per share. Metropolitan Capital Partners V, LLC subsequently transferred certain of the Founders’ Shares to our other initial shareholders for the same price originally paid for such shares. In June 2018, we effected a stock dividend of approximately 0.18 shares for each outstanding share, resulting in our initial shareholders holding an aggregate of 1,437,500 Founders’ Shares. As a result of the underwriters’, election to partially exercise their over-allotment option and waiver of the remainder of their over-allotment option, 62,500 Founder Shares were forfeited.

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

HL ACQUISITIONS CORP.

Date: February 6, 2019	By:	/s/ Jeffrey E. Schwarz
	Name:	Jeffrey E. Schwarz
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2019	By:	/s/ Greg Drechsler
	Name:	Greg Drechsler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)