Form 10-Q
period 2019-03-31
HL Acquisitions Corp.
filed 2019-05-15
CIK 1736874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, one right, and one redeemable warrant	HCCHU	The NASDAQ Stock Market LLC
Ordinary Shares, no par value	HCCH	The NASDAQ Stock Market LLC
Rights, each to receive one-tenth (1/10) of one ordinary share	HCCHR	The NASDAQ Stock Market LLC
Redeemable warrants, exercisable for ordinary shares at a price of $11.50 per share	HCCHW	The NASDAQ Stock Market LLC

As of May 15, 2019, 6,963,235 ordinary shares, no par value, were issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2019	June 30, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$128,715	$50,891
Prepaid expenses and other current assets	87,411	—
Total Current Assets	216,126	50,891

Deferred offering costs	—	309,119
Marketable securities held in Trust Account	55,938,349	—
TOTAL ASSETS	$56,154,475	$360,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,000	$—
Accrued offering costs	—	140,177
Promissory note – related party	—	125,000
Advance from related party	—	75,000
Total Current Liabilities	5,000	340,177

Commitments

Ordinary shares subject to possible redemption, 5,029,146 and no shares at redemption value as of March 31, 2019 and June 30, 2018, respectively	51,149,474	—

Shareholders’ Equity
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; 100,000,000 shares authorized; 1,934,089 and 1,437,500 shares issued and outstanding (excluding 5,029,146 and no shares subject to possible redemption) as of March 31, 2019 and June 30, 2018, respectively	4,371,361	25,000
Retained earnings/(Accumulated deficit)	628,640	(5,167)
Total Shareholders’ Equity	5,000,001	19,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,154,475	$360,010

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019	For the Period from February 23, 2018 (inception) through March 31, 2018

Operating costs	$94,483	$304,542	$5,000
Loss from operations	(94,483)	(304,542)	(5,000)

Other income:
Interest income on marketable securities held in Trust Account	342,683	922,253	—
Unrealized gain on marketable securities held in Trust Account	8,918	16,096	—
Other income	351,601	938,349	—

Net income (loss)	$257,118	$633,807	$(5,000)

Weighted average shares outstanding, basic and diluted (1)	1,927,719	1,915,064	1,250,000

Basic and diluted net loss per common share (2)	$(0.03)	$(0.12)	$(0.00)

(1)	Excludes an aggregate of up to 5,029,146 shares subject to possible redemption at March 31, 2019 and 187,500 shares to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part at March 31, 2018.

(2)	Net loss per ordinary share - basic and diluted excludes interest income and unrealized gains attributable to shares subject to possible redemption of $321,504 and $858,026 for the three and nine months ended March 31, 2019 (see Note 3).

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – February 23, 2018 (inception)	—	$—	$—	$—

Issuance of Founder Shares (1)	1,437,500	25,000	—	25,000

Net loss	—	—	(5,000)	(5,000)

Balance – March 31, 2018 (unaudited)	1,437,500	$25,000	$(5,000)	$20,000

(1)	Included an aggregate of 187,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part.

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – July 1, 2018	1,437,500	$25,000	$(5,167)	$19,833

Sale of 5,500,000 Units, net of underwriting discounts and offering expenses	5,500,000	53,120,735	—	53,120,735

Sale of 2,375,000 Private Warrants	—	2,375,000	—	2,375,000

Sale of Unit Purchase Option	—	100	—	100

Issuance of Representative shares	88,235	—	—	—

Forfeiture of Founder Shares	(62,500)	—	—	—

Ordinary shares subject to possible redemption	(5,042,773)	(50,676,773)	—	(50,676,773)

Net income	—	—	161,113	161,113

Balance – September 30, 2018 (unaudited)	1,920,462	4,844,062	155,946	5,000,008

Change in value of ordinary shares subject to possible redemption	7,257	(215,583)	—	(215,583)

Net income	—	—	215,576	215,576

Balance – December 31, 2018 (unaudited)	1,927,719	4,628,479	371,522	5,000,001

Change in value of ordinary shares subject to possible redemption	6,370	(257,118)	—	(257,118)

Net income	—	—	257,118	257,118

Balance – March 31, 2019 (unaudited)	1,934,089	$4,371,361	$628,640	$5,000,001

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31, 2019	For the Period from February 23, 2018 (inception) through March 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$633,807	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(922,253)	—
Unrealized gain on marketable securities held in Trust Account	(16,096)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(87,411)	—
Accounts payable and accrued expenses	5,000	—
Net cash used in operating activities	(386,953)	(5,000)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(55,000,000)	—
Net cash used in investing activities	(55,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	53,625,000	—
Proceeds from sale of Private Warrants	2,375,000	—
Proceeds from sale of unit purchase option	100	—
Proceeds from issuance of Founder Shares	—	25,000
Payment of offering costs	(335,323)	(67,500)
Proceeds from promissory notes – related party	—	125,000
Repayment of promissory notes – related party	(125,000)	—
Repayment of advances from related party	(75,000)	—
Net cash provided by financing activities	55,464,777	82,500

Net Change in Cash	77,824	77,500
Cash - Beginning	50,891	—
Cash - Ending	$128,715	$77,500

Supplemental disclosure of noncash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$50,515,660	$—
Change in value of ordinary shares subject to possible redemption	$633,814	$—

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

All activity through March 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and searching for a Business Combination candidate.

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

Transaction costs relating to the Initial Public Offering amounted to $1,879,265, consisting of $1,375,000 of underwriting fees and $504,265 of other costs. In addition, as of March 31, 2019, $128,715 of cash was held outside of the Trust Account and is available for working capital purposes.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of March 31, 2019, the Company had $128,715 in its operating bank accounts, $55,938,349 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $211,126. As of March 31, 2019, approximately $938,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from February 23, 2018 (inception) through June 30, 2018 as filed with the SEC on September 18, 2018, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending June 30, 2019 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and June 30, 2018.

Marketable securities held in Trust Account

At March 31, 2019, the assets held in the Trust Account were substantially held in U. S. Treasury Bills.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2019 and June 30, 2018 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,875,000 ordinary shares, (2) rights sold in the Initial Public Offering that convert into 550,000 ordinary shares and (3) 250,000 ordinary shares, warrants to purchase 250,000 ordinary shares and rights that convert into 25,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into ordinary shares and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Reconciliation of net loss per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019	For the Period from February 23, 2018 (inception) through March 31, 2018
Net income (loss)	$257,118	$633,807	$(5,000)
Less: Income attributable to ordinary shares subject to possible redemption	(321,504)	(858,026)	—
Adjusted net loss	(64,386)	(224,219)	(5,000)

Weighted average ordinary shares outstanding, basic and diluted	1,927,719	1,915,064	1,250,000

Basic and diluted net loss per ordinary share	$(0.03)	$(0.12)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At March 31, 2019 and June 30, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed financial statements, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Administrative Services Arrangement

The Company entered into an agreement with Metropolitan Capital Partners II, LP, an affiliate of the Company’s Chief Executive Officer, whereby, commencing on June 27, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative and bookkeeping services, as the Company may require from time to time. The Company will pay Metropolitan Capital Partners II, LP $10,000 per month for these services. For the three and nine months ended March 31, 2019, the Company incurred $30,000 and $90,000 in fees for these services.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — On June 22, 2018, the Company filed an Amended and Restated Memorandum and Articles of Association such that the Company is authorized to issue 1,000,000 preference shares with no par value and with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2019 and June 30, 2018, there were no issued or outstanding preference shares.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2019 and June 30, 2018, there were 1,934,089 and 1,437,500 ordinary shares issued and outstanding, excluding 5,029,146 and no ordinary shares subject to possible redemption, respectively.

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

MARCH 31, 2019

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

MARCH 31, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019
Assets:
Marketable securities held in Trust Account	1	$55,938,349

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period from February 23, 2018 (inception) through June 30, 2018 filed with the SEC on September 18, 2018. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We have neither engaged in any operations nor generated any revenues to date. All activity through March 31, 2019 relates to our formation, our Initial Public Offering, which was consummated on July 2, 2018, and searching for a Business Combination candidate.

Results of Operations

Our only activities from February 23, 2018 (inception) to March 31, 2019 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and our search for a Business Combination candidate. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended March 31, 2019, we had a net income of $257,118 and $633,807, respectively, which consists of interest income on marketable securities held in the Trust Account of $342,683 and $922,253, respectively, and an unrealized gain on marketable securities held in the Trust Account of $8,918 and $16,096, respectively, offset by operating costs of $94,483 and $304,542, respectively.

For the period from February 23, 2018 (inception) through March 31, 2018, we had a net loss of $5,000, which consisted of operating costs.

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

For the nine months ended March 31, 2019, cash used in operating activities amounted to $386,953. Net income of $633,807 was offset by interest earned on marketable securities held in the Trust Account of $922,253 and an unrealized gain on marketable securities held in our Trust Account of $16,096. Changes in operating assets and liabilities used $82,411 of cash for operating activities.

As of March 31, 2019, we had marketable securities held in the Trust Account of $55,938,349. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of March 31, 2019, we had cash of $128,715 held outside of the Trust Account and working capital of $211,126. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Our Sponsor, officers, directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net loss per ordinary share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

HL ACQUISITIONS CORP.

Date: May 15, 2019	By:	/s/ Jeffrey E. Schwarz
	Name:	Jeffrey E. Schwarz
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Greg Drechsler
	Name:	Greg Drechsler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)