Form 10-K
period 2019-06-30
HL Acquisitions Corp.
filed 2019-09-10
CIK 1736874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2018 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates was $54,175,000 (based on a closing price of $9.85 per share).

As of September 6, 2019, 6,963,235 ordinary shares, no par value, were issued and outstanding.

Documents Incorporated by Reference: None.

HL ACQUISITIONS CORP.

FORM 10-K

i

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

On July 2, 2018, we consummated our IPO of 5,500,000 units, including 500,000 units which were subject to the over-allotment option granted to the underwriters of the IPO, with each unit consisting of one ordinary share, one right, and one redeemable warrant. Each right is exchangeable for one-tenth (1/10) of one ordinary share upon the consummation of our initial business combination. Each warrant will become exercisable on the completion of an initial business combination and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. Commencing on July 18, 2018, the ordinary shares, rights, and warrants included in the units commenced separate trading. Holders now have the option to continue to hold units or separate their units into the component pieces. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $55,000,000.

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

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until after the consummation of our initial business combination. We intend to utilize cash derived from the proceeds of our IPO and the private placement of Private Placement Warrants, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the IPO and the private placement of Private Placement Warrants are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes.

If we pay for our initial business combination using stock or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, we believe that the relationships they have developed over their careers will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus for our IPO and know what types of businesses we are targeting. Our initial shareholders, officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We may determine to engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis. If we do, we may pay such firms a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor or any of our existing officers, directors, special advisors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial stockholders, we will do so only if we have obtained an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions on the type of target business we are seeking to acquire, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary duties and the Nasdaq requirement that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. If our securities are not listed on Nasdaq at the time of our initial business combination, we will no longer be subject to the Nasdaq requirement. In any case, we intend to consummate our initial business combination only if we (or any entity that is a successor to us in a business combination) will acquire a majority of the outstanding voting securities or assets of the target with the objective of making sure that we are not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We believe that, if we own a majority of the target’s outstanding voting securities, we will not be required to register as an investment company under the Investment Company Act since the securities of a majority owned subsidiary that is not itself deemed an investment company are not deemed to be “investment securities” as defined in the Investment Company Act, and since we expect that 60% or more of the value of our total assets (excluding government securities and cash) will be represented by the securities of our target business which we expect will be an operating business. To the extent we effect a business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	cause us to depend on the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. In the case of a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. In either case, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until January 2, 2020 in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or to convert their shares, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote or increase the likelihood of satisfying the necessary closing conditions to such transaction. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our initial shareholders, officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated memorandum and articles of association provides that we will have only until January 2, 2020 to complete our initial business combination. If we are unable to complete our initial business combination by such date (or such later date that our shareholders may approve), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us for our tax obligations, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, seek to dissolve and liquidate subject to our obligations under BVI law to provide for claims of creditors in all cases subject to and the other requirements of applicable law. This redemption of public shares from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where we have our principal place of business, and taking any other steps the liquidator considers appropriate to identify our creditors, after which our remaining assets would be distributed. As soon as our affairs are fully wound-up, the liquidator must complete his statement of account and make a notificational filing with the Registrar. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholders, which include our independent directors, have entered into agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by January 2, 2020. However, if our initial shareholders or management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by such date.

Our executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 2, 2020, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to a number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any executive officer, director or director nominee, or any other person.

There will be no redemption rights or liquidating distributions with respect to our rights or warrants which will expire worthless if we fail to complete our initial business combination by January 2, 2020. We will pay the costs of our liquidation from our remaining assets outside of the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

If we were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In order to protect the amounts held in the trust account, MCP V — Bushwick LLC has contractually agreed pursuant to a written agreement with us that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We believe MCP V — Bushwick LLC has sufficient net worth to satisfy its indemnity obligation should it arise, however we cannot assure you it will have sufficient liquid assets to satisfy such obligations if it is required to do so. Additionally, the agreement entered into by MCP V — Bushwick LLC specifically provides for two exceptions to the indemnity given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As a result, we cannot assure you that the per-share distribution from the trust account, if we liquidate the trust account because we have not completed a business combination within the required time period, will not be less than $10.00.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and MCP V — Bushwick LLC asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against MCP V — Bushwick LLC to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce these indemnification obligations, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

If we are deemed insolvent for the purposes of the Insolvency Act (i.e., (i) we fail to comply with the requirements of a statutory demand that has not been set aside under Section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands court in favor of a creditor of ours is returned wholly or partly unsatisfied; or (iii) either the value of our liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, a payment made as “unfair preferences” or a “transaction at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to a British Virgin Islands courts for an order setting aside that payment or transaction in whole or in part. See the section titled “British Virgin Islands Company Considerations — Voidable Transactions” for more information.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them. Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the required time period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association prior to the consummation of an initial business combination or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights and followed the procedures described above and as detailed in the applicable proxy or tender offer materials.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial business combination. In addition, the number of our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our affairs but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

If we are unable to consummate a business combination, our public shareholders may be forced to wait until after January 2, 2020 before receiving distributions from the trust account.

We have until January 2, 2020 in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of June 30, 2019, we had $16,181 in cash and working capital of $68,964. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management's plans to address this need for capital are discussed in the section of this report titled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this annual report. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 100,000,000 ordinary shares, no par value, and 1,000,000 preference shares, no par value. We may issue a substantial number of additional ordinary shares or preference shares, or a combination of ordinary shares and preference shares, to complete a business combination. The issuance of additional ordinary shares or preference shares will not reduce the per-share conversion amount in the trust account, but:

●	may significantly reduce the equity interest of investors;

●	may subordinate the rights of holders of ordinary shares if we issue preference shares with rights senior to those afforded to our ordinary shares;

●	may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

If the net proceeds of the IPO not being held in trust are insufficient to allow us to operate for at least until January 2, 2020, we may be unable to complete a business combination.

We cannot assure you that available funds will be sufficient to allow us to operate for at least until January 2, 2020, assuming that a business combination is not consummated during that time. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial shareholders, officers or directors or their affiliates to operate or may be forced to liquidate. Our initial shareholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into private warrants at a price of $1.00 per private warrant.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public shareholders, has agreed (subject to certain exceptions described elsewhere in this annual report) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We believe has sufficient net worth to satisfy its indemnity obligation should it arise, however we cannot assure you it will have sufficient liquid assets to satisfy such obligations if it is required to do so. Therefore, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public shareholders at least $10.00.

Our directors may decide not to enforce MCP V — Bushwick LLC’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and MCP V — Bushwick LLC asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against MCP V — Bushwick LLC to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated memorandum and articles of association provide that we will continue in existence only until January 2, 2020 (unless this time period is otherwise extended by our shareholders). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under BVI law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. Accordingly, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us.

In connection with any voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

As soon as our affairs are fully wound-up, if we were to liquidate, the liquidator must complete his statement of account and will then notify the Registrar of Corporate Affairs in the British Virgin Islands, or the “Registrar”, that the liquidation has been completed. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with a British Virgin Islands court, which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

In any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the redemption amounts payable to them.

If we do not file and maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of our warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of ordinary shares that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to file and maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the ordinary shares issuable upon exercise of the warrants are not registered or qualified or exempt from registration or qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding rights.

Our rights are issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of at least a majority of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we are currently focusing our search for target businesses in the hydrocarbon logistics and processing industry, we may consummate a business combination with a company in any industry or geographic location we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are officers and/or directors of other companies and will not commit their full time to our affairs. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our officers and directors have waived their right to convert their founders’ shares or any other shares purchased by them, or to receive distributions from the trust account with respect to their founders’ shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the founder shares will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. Additionally, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities have been approved for listing on Nasdaq, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our ordinary shares, rights and warrants will be listed on Nasdaq, our units, ordinary shares, rights and warrants will be covered securities. If we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our ordinary shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following June 30, 2023, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these provisions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may only be able to complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

The ability of our shareholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price for the target business, because we will not know how many shareholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may need to arrange third party financing to help fund our business combination. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, we will offer each public shareholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public shareholder (but not our initial shareholders, officers or directors) the right to have his, her or its ordinary shares converted to cash (subject to the limitations described elsewhere in this annual report) regardless of whether such shareholder votes for or against such proposed business combination. This ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public shareholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any shareholder meeting called to approve a proposed business combination, we require public shareholders who wish to convert their shares to comply with specific requirements for conversion, such converting shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to convert their shares to comply with specific delivery requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our ordinary shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek conversion may be able to sell their securities.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from shareholders seeking conversion, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our initial shareholders, officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

Our officers and directors and their affiliates will control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our officers and directors and their affiliates own approximately 19.7% of our issued and outstanding ordinary shares. None of our officers, directors or their affiliates has indicated any intention to purchase any units or ordinary shares from persons in the open market or in private transactions. However, our officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of shareholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our officers and directors have agreed to vote the ordinary shares owned by them in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 18 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding the private warrants and any warrants issued in payment of working capital loans made to us, to the extent they are held by the initial purchasers or their permitted transferees) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our officers or directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders are entitled to make a demand that we register the resale of the founders’ shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the private warrants and any warrants our officers, directors, or their affiliates may be issued in payment of working capital loans made to us are entitled to demand that we register the resale of the private warrants and any other warrants we issue to them (and the underlying securities) commencing at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act.

Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our ordinary shares. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The requirement that we complete an initial business combination by January 2, 2020 may give potential target businesses leverage over us in negotiating a business combination.

We have until January 2, 2020 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or initial shareholders. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We may be subject to cybersecurity risks following consummation of a business combination.

The company we may seek to acquire may rely on information technology systems, including third-party hosted servers and cloud-based servers, to keep business, financial, and corporate records, communicate internally and externally, and operate other critical functions. If any of those internal systems or the systems of its third-party providers are compromised due to cyber incidents, then sensitive documents could be exposed or deleted, and the company’s ability to conduct business could be impaired. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, unauthorized access to systems, computer viruses or other malicious code, denial of service attacks, malware, ransomware, phishing, SQL injection attacks, human error, or other events that result in security breaches or give rise to the manipulation or loss of sensitive information or assets. Cyber incidents can be caused by various persons or groups, including disgruntled employees and vendors, activists, organized crime groups, and state-sponsored and individual hackers. Cyber incidents can also be caused or aggravated by natural events, such as earthquakes, floods, fires, power loss, and telecommunications failures. In addition to operational and business consequences, if a target business’ cybersecurity is breached, it could be held liable to its customers or other parties in regulatory or other actions, and it may be exposed to reputation damages and loss of trust and business. This could result in costly investigations and litigation, civil or criminal penalties, fines, and negative publicity. Any of the foregoing could have a material adverse effect on the operations and profitability of a target business we seek to acquire.

Because we are incorporated under the laws of the British Virgin Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are a company incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for investors to enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and while the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in BVI law for derivative actions to be brought in certain circumstances, shareholders in BVI companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available with respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands courts are also unlikely:

●	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and

●	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that the U.S. judgment:

●	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

●	is final and for a liquidated sum;

●	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

●	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the U.S. court;

●	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and

●	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our board of directors, management or controlling shareholders than they would as public shareholders of a U.S. company. For a discussion of certain differences between the provisions of the Companies Act, remedies available to shareholders and the laws applicable to companies incorporated in the United States and their shareholders, see “British Virgin Islands Company Considerations.”

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we acquire a company that operates outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	increased tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States, including as a result of new or additional regulations or restrictions on trade.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Because we must furnish our shareholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as promulgated by the International Accounting Standards Board (IASB), or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our shareholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, certain members of our management team will likely resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

If we consummate a business combination with a target business in the hydrocarbon logistics and processing industry, we would be subject to the risks attendant to such industry.

If we are successful in consummating a business combination with a target business in the hydrocarbon logistics and processing industry, we would be subject to all of the risks attendant to such industry, including, among others:

●	fluctuations in energy prices in general and gas prices in particular causing a reduction in the demand or profitability of the products or services we may ultimately produce or offer;

●	changes in technology rendering our products or services obsolete following a business combination;

●	increasing governmental regulation; and

●	failure to comply with governmental regulations resulting in the imposition of penalties, fines or restrictions on operations and remedial liabilities.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, ordinary shares, right, and warrants are listed on the Nasdaq Capital Market (“Nasdaq”) under the symbols HCCHU, HCCH, HCCHR and HCCHW, respectively. The units commenced public trading on June 28, 2018 and the ordinary shares, rights, and warrants commenced separate public trading on July 18, 2018.

Holders

As of September 6, 2019, there were 1 holder of record of our units, 14 holders of record of our ordinary shares, 1 holder of record of our rights, and 14 holders of record of our warrants.

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

We have neither engaged in any operations nor generated any revenues to date. All activity through June 30, 2019 relates to our formation, our Initial Public Offering, which was consummated on July 2, 2018, and searching for a Business Combination candidate.

Results of Operations

Our only activities from February 23, 2018 (inception) to June 30, 2019 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and our search for a Business Combination candidate. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended June 30, 2019, we had a net income of $825,054, which consists of interest income on marketable securities held in the Trust Account of $1,270,268 and an unrealized gain on marketable securities held in the Trust Account of $1,490, offset by operating costs of $446,704.

For the period from February 23, 2018 (inception) through June 30, 2018, we had a net loss of $5,167, which consists of operating and formation costs.

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

For the year ended June 30, 2019, cash used in operating activities amounted to $499,487. Net income of $825,054 was offset by interest earned on marketable securities held in the Trust Account of $1,270,268 and an unrealized gain on marketable securities held in our Trust Account of $1,490. Changes in operating assets and liabilities used $52,783 of cash for operating activities.

As of June 30, 2019, we had marketable securities held in the Trust Account of $56,271,758. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. In July 2019, we issued a convertible promissory note to our Chief Executive Officer, pursuant to which we borrowed an aggregate of $50,000.

As of June 30, 2019, we had cash of $16,181 held outside of the Trust Account and working capital of $68,964. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Our Sponsor, officers, directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the period ended June 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of June 30, 2019.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jeffrey E. Schwarz	61	Chairman of the Board and Chief Executive Officer
Greg Drechsler	50	Chief Financial Officer
Rune Magnus Lundetrae	42	Director
Ajay Khandelwal	47	Director
Jonathan Guss	60	Director

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

Jonathan Guss has served as a member of our board of directors since July 2019. Since 1997, Mr. Guss has served as the Chief Executive Officer of Bogen Corporation, a leading provider of sound systems and telephone peripherals for commercial, industrial and institutional applications. From 1990 to 1997, Mr. Guss was President of Active Management Group, Inc., a firm specializing in turnarounds of middle market industrial companies. From 1981 to 1990, he was a consultant with the Chicago and New York offices of Booz-Allen & Hamilton, Inc. Mr. Guss received a BA in economics from Reed College and a M.B.A. with Distinction from the Harvard Graduate School of Business

We believe Mr. Guss is well qualified to serve as a director due to his contacts and business experience.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Lundetrae, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Khandelwal, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mr. Schwarz and Mr. Guss, will expire at the third annual meeting.

Director Independence

Our board has determined that each of Messrs. Lundetrae, Khandelwal and Guss is an “independent director” under the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Effective June 27, 2018, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Messrs. Lundetrae, Khandelwal and Guss, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of September 6, 2019 by:

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

	Amount and		Approximate
	Nature of		Percentage of
	Beneficial		Outstanding
Name and Address of Beneficial Owner (1)	Ownership		Ordinary Shares
Jeffrey E. Schwarz	1,131,649	(2)	16.3%
Greg Drechsler	22,507		*
Rune Magnus Lundetrae	16,880		*
Ajay Khandelwal	16,880		*
Jonathan Guss	37,978	(3)	*
HL Acquisitions Holdings LLC (4)	638,969		9.2%
Metropolitan Capital Partners V, LLC (4)	391,402		5.6%
All directors and executive officers as a group (four individuals)	1,204,796	(5)	17.3%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 499 Park Ave, 12th Floor, New York, NY 10022.
(2)	Represents shares held by HL Acquisitions Holdings LLC, an entity of which Mr. Schwarz is managing member, Metropolitan Capital Partners V, LLC, an entity controlled by Mr. Schwarz, and the Jeffrey Schwarz Children’s Trust, a trust for the benefit of Mr. Schwarz’s children. Does not include shares held by Jonathan Guss that may revert back to Mr. Schwarz in the event they do not vest pursuant to the terms of a restricted stock agreement between Mr. Schwarz and Mr. Guss.
(3)	Includes 5,907 shares held by Mr. Guss’ wife.
(4)	Mr. Schwarz has voting and dispositive power over the shares held by these entities. Mr. Schwarz disclaims beneficial interest of such securities except to the extent of his ultimate pecuniary interest therein.
(5)	Includes shares held by HL Acquisitions Holdings LLC, Metropolitan Capital Partners V, LLC and the Jeffrey Schwarz Children’s Trust of which Mr. Schwarz has voting and dispositive power over as described in footnote 2.

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

Equity Compensation Plans

As of June 30, 2019, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2018, we issued 1,221,875 ordinary shares to our initial shareholders for $25,000 in cash, at a purchase price of approximately $0.02 per share, in connection with our organization. In June 2018, we effected a stock dividend of approximately 0.18 shares for each outstanding share, resulting in our initial shareholders holding an aggregate of 1,437,500 founders’ shares. In July 2018, our initial shareholders forfeited an aggregate of 62,500 shares as a result of the underwriters exercising only a portion of their over-allotment option in connection with the IPO.

All of the founders’ shares were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the founders’ shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the founders’ shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The founders’ shares are identical to the ordinary shares included in the units being sold in this offering. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination, (B) not to convert any shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to our charter documents prior to consummation of an initial business combination or sell any shares to us in a tender offer in connection with a proposed initial business combination and (C) that the founders’ shares shall not participate in any liquidating distribution from the trust account upon winding up if a business combination is not consummated.

Our initial shareholders and their affiliates purchased, pursuant to written subscription agreements with us, the 2,375,000 Private Placement Warrants (for a total purchase price of $2,375,000) from us. The Private Placement Warrants are identical to the warrants included in the units sold in the IPO except that they: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Placement Warrants are held by holders other than the initial purchasers or any of their permitted transferees, they will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in the IPO. In the event of a liquidation prior to our initial business combination, the Private Placement Warrants will be worthless. The purchasers have agreed not to transfer, assign or sell any of the Private Placement Warrants and underlying securities (except for certain limited transfers) until the completion of our initial business combination.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. In July 2019, we issued a convertible promissory note to our Chief Executive Officer, pursuant to which we borrowed an aggregate of $50,000.

The holders of our founders’ shares, as well as the holders of the Private Placement Warrants and any warrants our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private warrants and warrants issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We issued an unsecured promissory note to Metropolitan Capital Partners V, LLC, one of our initial shareholders and an affiliate of Jeffrey E. Schwarz, our Chief Executive Officer, on March 21, 2018, pursuant to which we were entitled to borrow up to aggregate principal amount of $125,000. The note was non-interest bearing and payable on the earlier of (i) April 1, 2019, (ii) the consummation of the IPO or (iii) the abandonment of the IPO. In June 2018, Metropolitan Capital Partners V, LLC advanced us an additional $75,000. The advance was non-interest bearing and due on demand. The note and advance were repaid out of the proceeds of the IPO not placed in trust.

Metropolitan Capital Partners II, LP, an affiliate of Jeffrey Schwarz, has agreed that through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and bookkeeping services, as we may require from time to time. We have agreed to pay Metropolitan Capital Partners II, LP $10,000 per month for these services. We believe, based on rents and fees for similar services, that the fee charged by Metropolitan Capital Partners II, LP is at least as favorable as we could have obtained from an unaffiliated person.

Related Party Policy

Our Code of Ethics, which we adopted upon consummation of our initial public offering, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions on the type of target business we are seeking to acquire, or an independent accounting firm, and that is reasonably acceptable to EarlyBirdCapital, that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors, special advisors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal years ended June 30, 2019 and 2018, fees for our independent registered public accounting firm were $48,765 and $49,225, respectively, for the services they performed in connection with our IPO, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2018, the audit of our June 30, 2019 and 2018 Annual Report on Form 10-K and review of the financial information included in our Forms 10-Q for the respective periods.

Audit-Related Fees

During the fiscal periods ended June 30, 2019 and 2018, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal periods ended June 30, 2019 and 2018, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal periods ended June 30, 2019 and 2018, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1**	Amended and Restated Memorandum and Articles of Association.
4.1**	Specimen Unit Certificate.
4.2**	Specimen Ordinary Share Certificate.
4.3**	Specimen Warrant Certificate.
4.4**	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.
4.5**	Specimen Rights Certificate.
4.6**	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.
4.7**	Form of Unit Purchase Option.
10.1**	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.
10.2**	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
10.3**	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.
10.4**	Form of Registration Rights Agreement
10.5**	Form of subscription agreement for private warrants
10.6**	Form of Administrative Services Agreement.
14**	Code of Ethics.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (SEC File No. 333-225520) filed on June 15, 2018.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of September, 2019.

HL ACQUISITIONS CORP.

By:	/s/ Jeffrey E. Schwarz
Jeffrey E. Schwarz
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey E. Schwarz	Chairman of the Board and Chief Executive Officer and	September 10, 2019
Jeffrey E. Schwarz	Director (Principal Executive Officer)

/s/ Greg Drechsler	Chief Financial Officer (Principal Financial and	September 10, 2019
Greg Drechsler	Accounting Officer)

/s/ Rune Magnus Lundetrae	Director	September 10, 2019
Rune Magnus Lundetrae

/s/ Ajay Khandelwal	Director	September 10, 2019
Ajay Khandelwal

/s/ Jonathan Guss	Director	September 10, 2019
Jonathan Guss

HL ACQUISITIONS CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
HL Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HL Acquisitions Corp. (the “Company”) as of June 30, 2019 and 2018, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2019 and for the period from February 23, 2018 (inception) through June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the year ended June 30, 2019 and for the period from February 23, 2018 (inception) through June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of June 30, 2019 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

September 10, 2019

HL ACQUISITIONS CORP.
BALANCE SHEETS

	June 30, 2019	June 30, 2018

ASSETS
Current Assets
Cash	$16,181	$50,891
Prepaid expenses and other current assets	54,172	—
Total Current Assets	70,353	50,891

Deferred offering costs	—	309,119
Marketable securities held in Trust Account	56,271,758	—
TOTAL ASSETS	$56,342,111	$360,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,389	$—
Accrued offering costs	—	140,177
Promissory note – related party	—	125,000
Advance from related party	—	75,000
Total Current Liabilities	1,389	340,177

Commitments

Ordinary shares subject to possible redemption, 5,018,041 and no shares at redemption value as of June 30, 2019 and 2018, respectively	51,340,721	—

Shareholders’ Equity
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; 100,000,000 shares authorized; 1,945,194 and 1,437,500 shares issued and outstanding (excluding 5,018,041 and no shares subject to possible redemption) as of June 30, 2019 and 2018, respectively (1)	4,180,114	25,000
Retained earnings/(Accumulated deficit)	819,887	(5,167)
Total Shareholders’ Equity	5,000,001	19,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,342,111	$360,010

(1)	Included an aggregate of 187,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full at June 30, 2018.

The accompanying notes are an integral part of the financial statements.

HL ACQUISITIONS CORP.
STATEMENTS OF OPERATIONS

	Year Ended June 30, 2019	For the Period from February 23, 2018 (inception) through June 30, 2018

Operating costs	$446,704	$5,167
Loss from operations	(446,704)	(5,167)

Other income:
Interest income on marketable securities held in Trust Account	1,270,268	—
Unrealized gain on marketable securities held in Trust Account	1,490	—
Other income	1,271,758	—

Net income (loss)	$825,054	$(5,167)

Weighted average shares outstanding, basic and diluted (1)	1,919,807	1,250,000

Basic and diluted net loss per common share (2)	$(0.17)	$(0.00)

(1)	Excludes an aggregate of up to 5,018,041 shares subject to possible redemption at June 30, 2019 and 187,500 shares to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part at June 30, 2018.

(2)	Net loss per ordinary share - basic and diluted excludes interest income and unrealized gains attributable to shares subject to possible redemption of $1,160,352 for the year ended June 30, 2019 (see Note 3).

The accompanying notes are an integral part of the financial statements.

HL ACQUISITIONS CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		(Accumulated Deficit)/ Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – February 23, 2018 (inception)	—	$—	$—	$—

Issuance of founder shares to initial shareholder (1)	1,437,500	25,000	—	25,000

Net loss	—	—	(5,167)	(5,167)

Balance – June 30, 2018	1,437,500	25,000	(5,167)	19,833

Sale of 5,500,000 Units, net of underwriting discounts and offering expenses	5,500,000	53,120,735	—	53,120,735

Sale of 2,375,000 Private Warrants	—	2,375,000	—	2,375,000

Sale of Unit Purchase Option	—	100	—	100

Issuance of Representative shares	88,235	—	—	—

Forfeiture of Founder Shares	(62,500)	—	—	—

Ordinary shares subject to possible redemption	(5,018,041)	(51,340,721)	—	(51,340,721)

Net income	—	—	825,054	825,054

Balance – June 30, 2019	1,945,194	$4,180,114	$819,887	$5,000,001

The accompanying notes are an integral part of the financial statements.

HL ACQUISITIONS CORP.
STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2019	For the Period from February 23, 2018 (inception) through June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$825,054	$(5,167)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,270,268)	—
Unrealized gain on marketable securities held in Trust Account	(1,490)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(54,172)	—
Accounts payable and accrued expenses	1,389	—
Net cash used in operating activities	(499,487)	(5,167)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(55,000,000)	—
Net cash used in investing activities	(55,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	53,625,000	—
Proceeds from sale of Private Warrants	2,375,000	—
Proceeds from sale of unit purchase option	100	—
Proceeds from issuance of Founder Shares	—	25,000
Payment of offering costs	(335,323)	(168,942)
Proceeds from promissory notes – related party	—	125,000
Repayment of promissory notes – related party	(125,000)	—
Advances from related party	—	75,000
Repayment of advances from related party	(75,000)	—
Net cash provided by financing activities	55,464,777	56,058

Net Change in Cash	(34,710)	50,891
Cash - Beginning	50,891	—
Cash - Ending	$16,181	$50,891

Supplemental disclosure of noncash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$50,515,660	$—
Change in value of ordinary shares subject to possible redemption	$825,061	$—
Deferred offering costs included in accrued offering costs	$—	$140,177

The accompanying notes are an integral part of the financial statements.

HL ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

All activity through June 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and searching for a Business Combination candidate.

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

Transaction costs relating to the Initial Public Offering amounted to $1,879,265, consisting of $1,375,000 of underwriting fees and $504,265 of other costs. In addition, as of June 30, 2019, $16,181 of cash was held outside of the Trust Account and is available for working capital purposes.

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
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of June 30, 2019, the Company had $16,181 in its operating bank accounts, $56,271,758 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $68,964. As of June 30, 2019, approximately $1,272,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

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

HL ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and 2018.

Marketable securities held in Trust Account

At June 30, 2019, the assets held in the Trust Account were substantially held in U. S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Offering costs

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

HL ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2019 and 2018 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,875,000 ordinary shares, (2) rights sold in the Initial Public Offering that convert into 550,000 ordinary shares and (3) 250,000 ordinary shares, warrants to purchase 250,000 ordinary shares and rights that convert into 25,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into ordinary shares and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Year Ended June 30, 2019	For the Period from February 23, 2018 (inception) through June 30, 2018
Net income (loss)	$825,054	$(5,167)
Less: Income attributable to ordinary shares subject to possible redemption	(1,160,352)	—
Adjusted net loss	(335,298)	(5,167)

Weighted average ordinary shares outstanding, basic and diluted	1,919,807	1,250,000

Basic and diluted net loss per ordinary share	$(0.17)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At June 30, 2019 and 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

HL ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

Administrative Services Arrangement

The Company entered into an agreement with Metropolitan Capital Partners II, LP, an affiliate of the Company’s Chief Executive Officer, whereby, commencing on June 27, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative and bookkeeping services, as the Company may require from time to time. The Company will pay Metropolitan Capital Partners II, LP $10,000 per month for these services. For the year ended June 30, 2019, the Company incurred $120,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Initial Shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. In July 2019, the Company issued a convertible promissory note to its Chief Executive Officer, pursuant to which the Company borrowed an aggregate of $50,000 under the terms of the Working Capital Loan (see Note 10).

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — On June 22, 2018, the Company filed an Amended and Restated Memorandum and Articles of Association such that the Company is authorized to issue 1,000,000 preference shares with no par value and with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2019 and 2018, there were no issued or outstanding preference shares.

HL ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2019 and 2018, there were 1,945,194 and 1,437,500 ordinary shares issued and outstanding, excluding 5,018,041 and no ordinary shares subject to possible redemption, respectively.

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
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019
Assets:
Marketable securities held in Trust Account	1	$56,271,758

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In July 2019, the Company issued a convertible promissory note to its Chief Executive Officer, pursuant to which the Company borrowed an aggregate of $50,000 under the terms of the Working Capital Loan.