Form 10-Q
period 2019-09-30
HL Acquisitions Corp.
filed 2019-11-06
CIK 1736874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  001-38563

HL ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

499 Park Avenue 12 th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

As of November 6, 2019, 6,963,235 ordinary shares, no par value, were issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2019	June 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$6,701	$16,181
Prepaid expenses and other current assets	27,090	54,172
Total Current Assets	33,791	70,353

Marketable securities held in Trust Account	56,583,731	56,271,758
TOTAL ASSETS	$56,617,522	$56,342,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liability – Accounts payable and accrued expenses	$32,628	$1,389
Convertible promissory note – related party	50,000	—
Total Liabilities	82,628	1,389

Commitments

Ordinary shares subject to possible redemption, 5,009,247 and 5,018,041 and no shares at redemption value as of September 30, 2019 and June 30, 2019, respectively	51,534,888	51,340,721

Shareholders’ Equity
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; 100,000,000 shares authorized; 1,953,988 and 1,945,194 shares issued and outstanding (excluding 5,009,247 and 5,018,041 and no shares subject to possible redemption) as of September 30, 2019 and June 30, 2019, respectively	3,985,947	4,180,114
Retained earnings	1,014,059	819,887
Total Shareholders’ Equity	5,000,006	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,617,522	$56,342,111

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2019	2018

Operating costs	$117,801	$110,511
Loss from operations	(117,801)	(110,511)

Other income:
Interest income on marketable securities held in Trust Account	299,519	283,415
Unrealized gain (loss) on marketable securities held in Trust Account	12,454	(11,791)
Other income	311,973	271,624

Net income	$194,172	$161,113

Weighted average shares outstanding, basic and diluted (1)	1,945,194	1,897,285

Basic and diluted net loss per common share (2)	$(0.05)	$(0.05)

(1)	Excludes an aggregate of up to 5,009,247 and 5,042,773 shares subject to possible redemption at September 30, 2019 and 2018.

(2)	Net loss per ordinary share - basic and diluted excludes interest income and unrealized gains attributable to shares subject to possible redemption of $284,145 and $249,052 for the three months ended September 30, 2019 and 2018 (see Note 3).

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2018

	Ordinary Shares		(Accumulated Deficit)/ Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – July 1, 2018	1,437,500	$25,000	$(5,167)	$19,833

Sale of 5,500,000 Units, net of underwriting discounts and offering expenses	5,500,000	53,120,735	—	53,120,735

Sale of 2,375,000 Private Warrants	—	2,375,000	—	2,375,000

Sale of Unit Purchase Option	—	100	—	100

Issuance of Representative Shares	88,235	—	—	—

Forfeiture of Founder Shares	(62,500)	—	—	—

Ordinary shares subject to possible redemption	(5,042,773)	(50,676,773)	—	(50,676,773)

Net income	—	—	161,113	161,113

Balance – September 30, 2018 (unaudited)	1,920,462	$4,844,062	$155,946	$5,000,008

THREE MONTHS ENDED SEPTEMBER 30, 2019

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – July 1, 2019	1,945,194	$4,180,114	$819,887	$5,000,001

Change in value of ordinary shares subject to possible redemption	8,794	(194,167)	—	(194,167)

Net income	—	—	194,172	194,172

Balance – September 30, 2019 (unaudited)	1,953,988	$3,985,947	$1,014,059	$5,000,006

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$194,172	$161,113
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(299,519)	(283,415)
Unrealized (gain) loss on marketable securities held in Trust Account	(12,454)	11,791
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	27,082	(104,066)
Accounts payable and accrued expenses	31,239	3,181
Net cash used in operating activities	(59,480)	(211,396)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(55,000,000)
Net cash used in investing activities	—	(55,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	53,625,000
Proceeds from sale of Private Warrants	—	2,375,000
Proceeds from sale of unit purchase option	—	100
Payment of offering costs	—	(335,323)
Proceeds from convertible promissory note – related party	50,000	—
Repayment of promissory notes – related party	—	(125,000)
Repayment of advances from related party	—	(75,000)
Net cash provided by financing activities	50,000	55,464,777

Net Change in Cash	(9,480)	253,381
Cash - Beginning	16,181	50,891
Cash - Ending	$6,701	$304,272

Supplemental disclosure of noncash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$50,515,660
Change in value of ordinary shares subject to possible redemption	$194,167	$161,113

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

All activity through September 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and searching for a Business Combination candidate.

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

Transaction costs relating to the Initial Public Offering amounted to $1,879,265, consisting of $1,375,000 of underwriting fees and $504,265 of other costs. In addition, as of September 30, 2019, $6,701 of cash was held outside of the Trust Account and is available for working capital purposes.

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

SEPTEMBER 30, 2019

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of September 30, 2019, the Company had $6,701 in its operating bank accounts, $56,583,731 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $48,837. As of September 30, 2019, approximately $1,584,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

On July 26, 2019, the Company issued an unsecured promissory note to the Company’s Chief Executive Officer, pursuant to which the Company borrowed an aggregate of $50,000. On October 4, 2019, the Company issued an additional unsecured promissory note to the Company’s Chief Executive Officer, pursuant to which the Company borrowed an aggregate of $125,000 (see Note 10).

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

SEPTEMBER 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period year ended June 30, 2019 as filed with the SEC on September 10, 2019, which contains the audited financial statements and notes thereto. The financial information as of June 30, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year June 30, 2019. The interim results for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending June 30, 2020 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and June 30, 2019.

Marketable securities held in Trust Account

At September 30, 2019 and June 30, 2019, the assets held in the Trust Account were substantially held in U. S. Treasury Bills.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2019 and June 30, 2019, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2019 and June 30, 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s tax provision is zero because the Company is organized in the British Virgin Islands with no connection to any other taxable jurisdiction. As such, the Company has no deferred tax assets. The Company is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,875,000 ordinary shares, (2) rights sold in the Initial Public Offering that convert into 550,000 ordinary shares and (3) 250,000 ordinary shares, warrants to purchase 250,000 ordinary shares and rights that convert into 25,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into ordinary shares and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,
	2019	2018
Net income	$194,172	$161,113
Less: Income attributable to ordinary shares subject to possible redemption	(284,145)	(249,052)
Adjusted net loss	(89,973)	(87,939)

Weighted average ordinary shares outstanding, basic and diluted	1,945,194	1,897,285

Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At September 30, 2019 and June 30, 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Convertible Promissory Note — Related Party

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

On July 26, 2019, the Company issued an unsecured convertible promissory note (the “Note”) in the aggregate amount of $50,000 to the Company’s Chief Executive Officer. The Note is non-interest bearing and payable on the consummation of the Business Combination. The Note may be converted upon consummation of Business Combination into additional Private Warrants at a price of $1.00 per warrant. At September 30, 2019, there was $50,000 outstanding under the Note (see below and see Note 10).

Administrative Services Arrangement

The Company entered into an agreement with Metropolitan Capital Partners II, LP, an affiliate of the Company’s Chief Executive Officer, whereby, commencing on June 27, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative and bookkeeping services, as the Company may require from time to time. The Company will pay Metropolitan Capital Partners II, LP $10,000 per month for these services. For each of the three months ended September 30, 2019 and 2018, the Company incurred and paid $30,000 in fees for these services.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — On June 22, 2018, the Company filed an Amended and Restated Memorandum and Articles of Association such that the Company is authorized to issue 1,000,000 preference shares with no par value and with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2019 and June 30, 2019, there were no issued or outstanding preference shares.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2019 and June 30, 2019, there were 1,953,988 and 1,945,194 ordinary shares issued and outstanding, excluding 5,009,247 and 5,018,041 and no ordinary shares subject to possible redemption, respectively.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and June 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019	June 30, 2019
Assets:
Marketable securities held in Trust Account	1	$56,583,731	$56,271,758

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 4, 2019, the Company issued an unsecured convertible promissory note in the aggregate amount of $125,000 to the Company’s Chief Executive Officer. The note is non-interest bearing and payable on the consummation of the Business Combination. The note may be converted upon consummation of Business Combination into additional Private Warrants at a price of $1.00 per warrant. As of October 4, 2019, there was $125,000 outstanding under the note.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We have neither engaged in any operations nor generated any revenues to date. All activity through September 30, 2019 relates to our formation, our Initial Public Offering, which was consummated on July 2, 2018, and searching for a Business Combination candidate.

Results of Operations

Our only activities from February 23, 2018 (inception) to September 30, 2019 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and our search for a Business Combination candidate. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had a net income of $194,172, which consists of interest income on marketable securities held in the Trust Account of $299,519 and an unrealized gain on marketable securities held in the Trust Account of $12,454, offset by operating costs of $117,801.

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

For the three months ended September 30, 2019, cash used in operating activities amounted to $59,480. Net income of $194,172 was offset by interest earned on marketable securities held in the Trust Account of $299,519 and an unrealized gain on marketable securities held in our Trust Account of $12,454. Changes in operating assets and liabilities provided $58,321 of cash for operating activities.

For the three months ended September 30, 2018, cash used in operating activities amounted to $211,396. Net income of $161,113 was impacted by interest earned on marketable securities held in the Trust Account of $283,415 and an unrealized loss on marketable securities held in our Trust Account of $11,791. Changes in operating assets and liabilities used $100,885 of cash for operating activities.

As of September 30, 2019, we had marketable securities held in the Trust Account of $56,583,731. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. In July 2019, we issued a convertible promissory note to our Chief Executive Officer, pursuant to which we borrowed an aggregate of $50,000. In October 2019, we issued a convertible promissory note to our Chief Executive Officer, pursuant to which we borrowed an additional amount of $125,000.

As of September 30, 2019, we had cash of $6,701 held outside of the Trust Account and working capital deficit of $48,837. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Our Sponsor, officers, directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1 *	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxle Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HL ACQUISITIONS CORP.

Date: November 6, 2019	By:	/s/ Jeffrey E. Schwarz
	Name:	Jeffrey E. Schwarz
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Greg Drechsler
	Name:	Greg Drechsler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)