Form 10-Q
period 2019-12-31
HL Acquisitions Corp.
filed 2020-01-30
CIK 1736874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 29, 2020, 6,687,251 ordinary shares, no par value, were issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	December 31, 2019	June 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$325,714	$16,181
Prepaid expenses and other current assets	26,614	54,172
Total Current Assets	352,328	70,353

Marketable securities held in Trust Account	56,839,953	56,271,758
TOTAL ASSETS	$57,192,281	$56,342,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$81,940	$1,389
Promissory note – related party	156,720	—
Total Current Liabilities	238,660	1,389

Convertible promissory note – related party	493,280	—
Total Liabilities	731,940	1,389

Commitments

Ordinary shares subject to possible redemption, 4,979,453 and 5,018,041 and no shares at redemption value as of December 31, 2019 and June 30, 2019, respectively	51,460,340	51,340,721

Shareholders’ Equity
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; 100,000,000 shares authorized; 1,983,782 and 1,945,194 shares issued and outstanding (excluding 4,979,453 and 5,018,041 and no shares subject to possible redemption) as of December 31, 2019 and June 30, 2019, respectively	4,060,495	4,180,114
Retained earnings	939,506	819,887
Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,192,281	$56,342,111

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Operating costs	$330,775	$99,548	$448,576	$210,059
Loss from operations	(330,775)	(99,548)	(448,576)	(210,059)

Other income:
Interest income on marketable securities held in Trust Account	256,222	296,155	555,741	579,570
Unrealized gain on marketable securities held in Trust Account	—	18,969	12,454	7,178
Other income	256,222	315,124	568,195	586,748

Net (loss) income	$(74,553)	$215,576	$119,619	$376,689

Weighted average shares outstanding, basic and diluted (1)	1,953,988	1,920,462	1,949,591	1,908,873

Basic and diluted net loss per common share (2)	$(0.16)	$(0.04)	$(0.20)	$(0.08)

(1)	Excludes an aggregate of up to 4,979,453 and 5,035,516 shares subject to possible redemption at December 31, 2019 and 2018, respectively.

(2)	Net loss per ordinary share - basic and diluted excludes interest income and unrealized gains attributable to shares subject to possible redemption of $231,983 and $514,444 for the three and six months ended December 31, 2019, respectively, and $288,496 and $537,168 for the three and six months ended December 31, 2018, respectively (see Note 3).

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED DECEMBER 31, 2018

	Ordinary Shares		(Accumulated Deficit)/ Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – July 1, 2018	1,437,500	$25,000	$(5,167)	$19,833

Sale of 5,500,000 Units, net of underwriting discounts and offering expenses	5,500,000	53,120,735	—	53,120,735

Sale of 2,375,000 Private Warrants	—	2,375,000	—	2,375,000

Sale of Unit Purchase Option	—	100	—	100

Issuance of Representative Shares	88,235	—	—	—

Forfeiture of Founder Shares	(62,500)	—	—	—

Ordinary shares subject to possible redemption	(5,042,773)	(50,676,773)	—	(50,676,773)

Net income	—	—	161,113	161,113

Balance – September 30, 2018 (unaudited)	1,920,462	4,844,062	155,946	5,000,008

Change in value of ordinary shares subject to possible redemption	7,257	(215,583)	—	(215,583)

Net income	—	—	215,576	215,576

Balance – December 31, 2018 (unaudited)	1,927,719	$4,628,479	$317,522	$5,000,001

THREE AND SIX MONTHS ENDED DECEMBER 31, 2019

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – July 1, 2019	1,945,194	$4,180,114	$819,887	$5,000,001

Change in value of ordinary shares subject to possible redemption	8,794	(194,167)	—	(194,167)

Net income	—	—	194,172	194,172

Balance – September 30, 2019 (unaudited)	1,953,988	3,985,947	1,014,059	5,000,006

Change in value of ordinary shares subject to possible redemption	29,794	74,548	—	74,548

Net loss	—	—	(74,553)	(74,553)

Balance – December 31, 2019 (unaudited)	1,983,782	$4,060,495	$939,506	$5,000,001

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$119,619	$376,689
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(555,741)	(579,570)
Unrealized gain on marketable securities held in Trust Account	(12,454)	(7,178)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	27,558	(68,853)
Accounts payable and accrued expenses	80,551	6,955
Net cash used in operating activities	(340,467)	(271,957)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(55,000,000)
Net cash used in investing activities	—	(55,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	53,625,000
Proceeds from sale of Private Warrants	—	2,375,000
Proceeds from sale of unit purchase option	—	100
Payment of offering costs	—	(335,323)
Proceeds from convertible promissory note – related party	493,280	—
Proceeds from promissory note – related party	156,720	—
Repayment of promissory notes – related party	—	(125,000)
Repayment of advances from related party	—	(75,000)
Net cash provided by financing activities	650,000	55,464,777

Net Change in Cash	309,533	192,820
Cash - Beginning	16,181	50,891
Cash - Ending	$325,714	$243,711

Supplemental disclosure of noncash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$50,515,660
Change in value of ordinary shares subject to possible redemption	$119,619	$376,696

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

All activity through December 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, searching for a Business Combination candidate and activities in connection with the proposed acquisition of Chi Energie (Singapore) Pte. Ltd., a limited private company organized and existing under the laws of the Republic of Singapore (“Chi”) (see Note 8).

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

Transaction costs relating to the Initial Public Offering amounted to $1,879,265, consisting of $1,375,000 of underwriting fees and $504,265 of other costs. In addition, as of December 31, 2019, $325,714 of cash was held outside of the Trust Account and is available for working capital purposes.

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

DECEMBER 31, 2019

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

The Company initially had until January 2, 2020 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00 per share.

On January 2, 2020, the Company’s shareholders approved an amendment to its Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the period of time for which the Company is required to consummate a Business Combination to March 2, 2020 (the “Extended Date”). The number of ordinary shares presented for redemption in connection with the extension was 275,984. The Company paid cash in the aggregate amount of $2,851,457, or approximately $10.33 per share, to redeeming stockholders. The Company deposited $0.03 for each Public Share outstanding that was not converted, or an aggregate of $313,441 into the Trust Account for the first 60-day extension period. The Company now has until March 2, 2020 to consummate a Business Combination.

In order to protect the amount held in the Trust Account, an affiliate of the Company’s Chief Executive Officer has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per ordinary share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, such affiliate will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that such affiliate will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. However, there is no assurance that such agreements will be obtained or that the amounts held in the Trust Account will not be reduced.

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2019, the Company had $325,714 in its operating bank accounts, $56,839,953 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $113,668. As of December 31, 2019, approximately $1,840,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

During the six months ended December 31,2019, the Company issued unsecured convertible promissory notes to the Company’s Chief Executive Officer, pursuant to which the Company borrowed an aggregate of $493,280 (see Note 11).

On December 31, 2019, the Company issued an unsecured promissory note to the Company’s Chief Executive Officer, pursuant to which the Company borrowed an aggregate of $156,720 (see Note 11).

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through March 2, 2020, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a Business Combination. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period year ended June 30, 2019 as filed with the SEC on September 10, 2019, which contains the audited financial statements and notes thereto. The financial information as of June 30, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year June 30, 2019. The interim results for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the year ending June 30, 2020 or for any future interim periods.

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

DECEMBER 31, 2019

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and June 30, 2019.

Marketable securities held in Trust Account

At December 31, 2019 and June 30, 2019, the assets held in the Trust Account were substantially held in U. S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2019 and June 30, 2019, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2019 and June 30, 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,875,000 ordinary shares, (2) rights sold in the Initial Public Offering that convert into 550,000 ordinary shares and (3) 250,000 ordinary shares, warrants to purchase 250,000 ordinary shares and rights that convert into 25,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into ordinary shares and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net (loss) income	$(74,553)	$215,576	$119,619	$376,689
Less: Income attributable to ordinary shares subject to possible redemption	(231,983)	(288,496)	(514,444)	(537,168)
Adjusted net loss	(306,536)	(72,920)	(394,825)	(160,479)

Weighted average ordinary shares outstanding, basic and diluted	1,953,988	1,920,462	1,949,591	1,908,873

Basic and diluted net loss per ordinary share	$(0.16)	$(0.04)	$(0.20)	$(0.08)

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

DECEMBER 31, 2019

(Unaudited)

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

Promissory Note – Related Party

On December 31, 2019, the Company issued an unsecured promissory note (the “Promissory Note”) in the aggregate amount of $156,720 to the Company’s Chief Executive Officer. The Promissory Note is non-interest bearing and payable on the consummation of the Business Combination. At December 31, 2019, there was $156,720 outstanding under the Promissory Note (see Note 11).

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

During the six months ended December 31, 2019, the Company issued unsecured convertible promissory notes (the “Notes”) in the aggregate amount of $493,280 to the Company’s Chief Executive Officer. The Notes are non-interest bearing and payable on the consummation of the Business Combination. The Notes may be converted upon consummation of Business Combination into additional Private Warrants at a price of $1.00 per warrant. At December 31, 2019, there was $493,280 outstanding under the Notes (see Note 11).

Administrative Services Arrangement

The Company entered into an agreement with Metropolitan Capital Partners II, LP, an affiliate of the Company’s Chief Executive Officer, whereby, commencing on June 27, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative and bookkeeping services, as the Company may require from time to time. The Company will pay Metropolitan Capital Partners II, LP $10,000 per month for these services. For the three and six months ended December 31, 2019, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended December 31, 2018, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Initial Shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. During the six months ended December 31, 2019, the Company issued convertible promissory notes to its Chief Executive Officer, pursuant to which the Company borrowed an aggregate of $493,280 under the terms of the Working Capital Loan (see Note 11).

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

DECEMBER 31, 2019

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

NOTE 8. SALE AND PURCHASE AGREEMENT

On December 17, 2019, the Company entered into Sale and Purchase Agreement (“Agreement”) by and among the Company, Chi, and Sila Energy Holding Limited, the sole shareholder of Chi (“Seller”), which is affiliated with Ajay Khandelwal, one of the directors of the Company. Pursuant to the Agreement, Seller will sell to the Company all of the outstanding equity interests of Chi in exchange for ordinary shares and warrants of the Company (the “Chi Business Combination”).

Under the Agreement, in exchange for all of the outstanding equity interests of Chi, Seller will receive: (i) 775,000 ordinary shares of the Company (“Purchase Shares”), (ii) three-year warrants to purchase 3,000,000 ordinary shares of the Company at an exercise price of $10.33 per share (“Class I Warrants”) and (iii) three-year warrants to purchase 4,000,000 ordinary shares of the Company at an exercise price of $15.00 per share (“Class II Warrants”).

Additionally, HL Acquisitions Holdings LLC and Metropolitan Capital Partners V, LLC (the “Founders”) will enter into an agreement (“Founder Agreement”) to forfeit 200,000 ordinary shares of the Company in exchange for the issuance of Class I Warrants to purchase 600,000 ordinary shares of the Company. The Founders will also agree to forfeit up to an aggregate of up to 579,364 ordinary shares of the Company, with the number of shares to be forfeited to be determined based on the amount of cash remaining in the Company’s Trust Account after deducting all amounts to be paid to the Company’s shareholders exercising their conversion rights and after adding all amounts raised by or on behalf of the Company in private financings (with half of the shares forfeited by the Founders to be cancelled and the other half of such shares to be transferred to the Seller).

EarlyBirdCapital has agreed to enter into an amendment (“UPO Amendment”) on behalf of itself and the other holders of unit purchase options of the Company issued in the Company’s Initial Public Offering to exchange the unit purchase options for 50,000 ordinary shares of the Company at the closing of the Chi Business Combination (the “Closing”).

Upon the approval of the holders of the Company’s currently outstanding warrants, the Company will enter into a warrant amendment agreement pursuant to which each outstanding warrant will represent the right to receive 0.1 of an ordinary share of the Company on the closing date, rather than being exercisable to purchase one ordinary share of the Company (the “Warrant Amendment”).

The Chi Business Combination will be consummated subject to the deliverables and provisions as further described in the Agreement.

NOTE 9. SHAREHOLDERS’ EQUITY

Preference Shares — On June 22, 2018, the Company filed an Amended and Restated Memorandum and Articles of Association such that the Company is authorized to issue 1,000,000 preference shares with no par value and with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2019 and June 30, 2019, there were no issued or outstanding preference shares.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2019 and June 30, 2019, there were 1,983,782 and 1,945,194 ordinary shares issued and outstanding, excluding 4,979,453 and 5,018,041 and no ordinary shares subject to possible redemption, respectively.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

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

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time after the Public Warrants become exercisable,
●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,
●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and
●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

Unit Purchase Options

On July 2, 2018, the Company sold to designees of EarlyBirdCapital, for $100, options to purchase up to 250,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $2,500,000) commencing on the later of June 27, 2019 and the consummation of a Business Combination. The unit purchase options may be exercised for cash or on a cashless basis, at the holders’ option, and expire June 27, 2023. The Units issuable upon exercise of the options are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase options, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of the unit purchase options to be approximately $882,000 (or $3.53 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase options was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.75% and (3) expected life of five years. The options grant to holders demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the options. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the options may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the options will not be adjusted for issuances of ordinary shares at a price below the exercise price.

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and June 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019	June 30, 2019
Assets:
Marketable securities held in Trust Account	1	$56,839,953	$56,271,758

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 2, 2020, the Company’s shareholders approved an amendment to its Charter to extend the period of time for which the Company is required to consummate a Business Combination to March 2, 2020. The number of ordinary shares presented for redemption in connection with the extension was 275,984. The Company paid cash in the aggregate amount of $2,851,457, or approximately $10.33 per share, to redeeming stockholders. The Company deposited $0.03 for each Public Share that was not converted in connection with the extension, or an aggregate of $313,441, into the Trust Account for the first 30-day extension period. The Company now has until March 2, 2020 to consummate a Business Combination.

On January 29, 2020, the Company's Chief Executive Officer made a $175,000 loan to the Company which was evidenced by two promissory notes in an aggregate principal amount of $175,000 (the “Notes”). The Notes are non-interest bearing and payable upon the consummation of a Business Combination. Upon consummation of a Business Combination, approximately $18,000 of the principal balance of the Notes may be converted, at the holder's option, into warrants of the Company at a price of $1.00 per warrant, with the balance of the Notes being payable in cash. The terms of the warrants will be identical to the warrants issued by the Company in the Initial Public Offering, except the warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial holder or its permitted transferees. If a Business Combination is not consummated, the Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

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

Recent Developments

On December 17, 2019, we entered into Sale and Purchase Agreement (“Agreement”) with Chi, and Sila Energy Holding Limited, the sole shareholder of Chi (“Seller”), which is affiliated with Ajay Khandelwal, one of our directors. Pursuant to the Agreement, Seller will sell to us all of the outstanding equity interests of Chi in exchange for our ordinary shares and warrants (the “Chi Business Combination”).

Under the Agreement, in exchange for all of the outstanding equity interests of Chi, Seller will receive: (i) 775,000 ordinary shares (“Purchase Shares”), (ii) three-year warrants to purchase 3,000,000 ordinary shares at an exercise price of $10.33 per share (“Class I Warrants”) and (iii) three-year warrants to purchase 4,000,000 ordinary shares at an exercise price of $15.00 per share (“Class II Warrants”).

Additionally, HL Acquisitions Holdings LLC and Metropolitan Capital Partners V, LLC (the “Founders”) will enter into an agreement (“Founder Agreement”) to forfeit 200,000 ordinary shares in exchange for the issuance of Class I Warrants to purchase 600,000 ordinary shares. The Founders will also agree to forfeit up to an aggregate of up to 579,364 ordinary shares, with the number of shares to be forfeited to be determined based on the amount of cash remaining in our Trust Account after deducting all amounts to be paid to shareholders exercising their conversion rights and after adding all amounts raised by or on our behalf in private financings (with half of the shares forfeited by the Founders to be cancelled and the other half of such shares to be transferred to the Seller).

EarlyBirdCapital has agreed to enter into an amendment (“UPO Amendment”) on behalf of itself and the other holders of our unit purchase options issued in our Initial Public Offering to exchange the unit purchase options for 50,000 ordinary shares at the closing of the Chi Business Combination (the “Closing”).

Upon the approval of the holders of our currently outstanding warrants, we will enter into a warrant amendment agreement pursuant to which each outstanding warrant will represent the right to receive 0.1 of an ordinary share on the closing date, rather than being exercisable to purchase one ordinary share (the “Warrant Amendment”).

The Chi Business Combination will be consummated subject to the deliverables and provisions as further described in the Agreement.

On January 2, 2020, our shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the period of time for which we are required to consummate a Business Combination to March 2, 2020. The number of ordinary shares presented for redemption in connection with the extension was 275,984. We paid cash in the aggregate amount of $2,851,457, or approximately $10.33 per share, to redeeming stockholders. We deposited $0.03 for each Public Share that was not converted in connection with the extension, or an aggregate of $313,441, into the Trust Account. We now have until March 2, 2020 to consummate a Business Combination.

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

We have neither engaged in any operations nor generated any revenues to date. All activity through December 31, 2019 relates to our formation, our Initial Public Offering, which was consummated on July 2, 2018, searching for a Business Combination candidate and activities in connection with the proposed acquisition of Chi.

Results of Operations

Our only activities from February 23, 2018 (inception) to December 31, 2019 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and our search for a Business Combination candidate. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2019, we had a net loss of $74,553, which consists of operating costs of $330,775, offset by interest income on marketable securities held in the Trust Account of $256,222.

For the six months ended December 31, 2019, we had net income of $119,619, which consists of interest income on marketable securities held in the Trust Account of $555,741 and an unrealized gain on marketable securities held in the Trust Account of $12,454, offset by operating costs of $448,579.

For the three months ended December 31, 2018, we had net income of $215,576, which consists of interest income on marketable securities held in the Trust Account of $296,155 and an unrealized gain on marketable securities held in the Trust Account of $18,969, offset by operating costs of $99,548.

For the six months ended December 31, 2018, we had net income of $376,689, which consists of interest income on marketable securities held in the Trust Account of $579,570 and an unrealized gain on marketable securities held in the Trust Account of $7,178, offset by operating costs of $210,059.

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

For the six months ended December 31, 2019, cash used in operating activities amounted to $340,467. Net income of $119,619 was offset by interest earned on marketable securities held in the Trust Account of $555,741 and an unrealized gain on marketable securities held in our Trust Account of $12,454. Changes in operating assets and liabilities provided $108,109 of cash for operating activities.

For the six months ended December 31, 2018, cash used in operating activities amounted to $271,957. Net income of $376,689 was offset by interest earned on marketable securities held in the Trust Account of $579,570 and an unrealized gain on marketable securities held in our Trust Account of $7,178. Changes in operating assets and liabilities used $61,898 of cash for operating activities.

As of December 31, 2019, we had marketable securities held in the Trust Account of $56,839,953. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. During the six months ended December 31, 2019, we issued convertible promissory notes to our Chief Executive Officer, pursuant to which we borrowed an aggregate amount of $493,280.

On December 31, 2019, we issued an unsecured promissory note to our Chief Executive Officer, pursuant to which we borrowed an aggregate of $156,720.

On January 29, 2020, our Chief Executive Officer made a $175,000 loan to us which was evidenced by two promissory notes in an aggregate principal amount of $175,000 (the “Notes”). The Notes are non-interest bearing and payable upon the consummation of a Business Combination. Upon consummation of a Business Combination, approximately $18,000 of the principal balance of the Notes may be converted, at the holder's option, into warrants at a price of $1.00 per warrant, with the balance of the Notes being payable in cash. The terms of the warrants will be identical to the warrants issued by us in the Initial Public Offering, except the warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial holder or its permitted transferees. If a Business Combination is not consummated, the Notes will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of the Trust Account.

As of December 31, 2019, we had cash of $325,714 held outside of the Trust Account and working capital of $113,668. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Our Sponsor, officers, directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have engaged EarlyBirdCapital, Inc. (“EarlyBirdCapital”) as an advisor in connection with a Business Combination to assist us in holding meetings with our shareholders to discuss a potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing securities, assist us in obtaining shareholder approval for the Business Combination and assist us with our press releases and public filings in connection with a Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to $2,200,000. In addition to the forgoing fee, we will pay EarlyBirdCapital a cash fee equal to one percent (1.0%) of the total consideration payable in a proposed Business Combination if EarlyBirdCapital introduces us to a target business with which we complete a Business Combination.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

HL ACQUISITIONS CORP.

Date: January 30, 2020	By:	/s/ Jeffrey E. Schwarz
	Name:	Jeffrey E. Schwarz
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January 30, 2020	By:	/s/ Greg Drechsler
	Name:	Greg Drechsler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)