Form 10-Q
period 2020-03-31
HL Acquisitions Corp.
filed 2020-05-13
CIK 1736874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, 6,561,251 ordinary shares, no par value, were issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	June 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$49,561	$16,181
Prepaid expenses and other current assets	55,682	54,172
Total Current Assets	105,243	70,353

Marketable securities held in Trust Account	53,534,335	56,271,758
TOTAL ASSETS	$53,639,578	$56,342,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$91,188	$1,389
Promissory notes – related party	716,381	—
Total Current Liabilities	807,569	1,389

Convertible promissory notes – related party	533,619	—
Total Liabilities	1,341,188	1,389

Commitments

Ordinary shares subject to possible redemption, 4,504,173 and 5,018,041 shares at redemption value as of March 31, 2020 and June 30, 2019, respectively	47,298,382	51,340,721

Shareholders’ Equity
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; 100,000,000 shares authorized; 2,057,078 and 1,945,194 shares issued and outstanding (excluding 4,504,173 and 5,018,041 shares subject to possible redemption) as of March 31, 2020 and June 30, 2019, respectively	4,058,138	4,180,114
Retained earnings	941,870	819,887
Total Shareholders’ Equity	5,000,008	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,639,578	$56,342,111

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

Operating costs	$237,011	$94,483	$685,587	$304,542
Loss from operations	(237,011)	(94,483)	(685,587)	(304,542)

Other income:
Interest income on marketable securities held in Trust Account	189,585	342,683	757,780	922,253
Unrealized gain on marketable securities held in Trust Account	49,790	8,918	49,790	16,096
Other income	239,375	351,601	807,570	938,349

Net income	$2,364	$257,118	$121,983	$633,807

Weighted average shares outstanding, basic and diluted (1)	1,983,782	1,927,719	1,960,905	1,915,064

Basic and diluted net loss per common share (2)	$(0.11)	$(0.03)	$(0.30)	$(0.12)

(1)	Excludes an aggregate of up to 4,504,173 and 5,029,146 shares subject to possible redemption at March 31, 2020 and 2019, respectively.

(2)	Net loss per ordinary share - basic and diluted excludes interest income and unrealized gains attributable to shares subject to possible redemption of $211,488 and $713,488 for the three and nine months ended March 31, 2020, respectively, and $321,504 and $858,026 for the three and nine months ended March 31, 2019, respectively (see Note 3).

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

 THREE AND NINE MONTHS ENDED MARCH 31, 2020

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – July 1, 2019	1,945,194	$4,180,114	$819,887	$5,000,001

Change in value of ordinary shares subject to possible redemption	8,794	(194,167)	—	(194,167)

Net income	—	—	194,172	194,172
Balance – September 30, 2019	1,953,988	3,985,947	1,014,059	5,000,006

Change in value of ordinary shares subject to possible redemption	29,794	74,548	—	74,548

Net loss	—	—	(74,553)	(74,553)
Balance – December 31, 2019	1,983,782	$4,060,495	$939,506	$5,000,001

Change in value of ordinary shares subject to possible redemption	73,296	(2,357)	—	(2,357)

Net income	—	—	2,364	2,364
Balance – March 31, 2020	2,057,078	$4,058,138	$941,870	$5,000,008

THREE AND NINE MONTHS ENDED MARCH 31, 2019

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – July 1, 2018	1,437,500	$25,000	$(5,167)	$19,833

Sale of 5,500,000 Units, net of underwriting discounts and offering expenses	5,500,000	53,120,735	—	53,120,735

Sale of 2,375,000 Private Warrants	—	2,375,000	—	2,375,000

Sale of Unit Purchase Option	—	100	—	100

Issuance of Representative shares	88,235	—	—	—

Forfeiture of Founder Shares	(62,500)	—	—	—

Ordinary shares subject to possible redemption	(5,042,773)	(50,676,773)	—	(50,676,773)

Net income	—	—	161,113	161,113
Balance – September 30, 2018	1,920,462	4,844,062	155,946	5,000,008

Change in value of ordinary shares subject to possible redemption	7,257	(215,583)	—	(215,583)

Net income	—	—	215,576	215,576
Balance – December 31, 2018	1,927,719	4,628,479	371,522	5,000,001

Change in value of ordinary shares subject to possible redemption	6,370	(257,118)	—	(257,118)

Net income	—	—	257,118	257,118
Balance – March 31, 2019	1,934,089	$4,371,361	$628,640	$5,000,001

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$121,983	$633,807
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(757,780)	(922,253)
Unrealized gain on marketable securities held in Trust Account	(49,790)	(16,096)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,510)	(87,411)
Accounts payable and accrued expenses	89,799	5,000
Net cash used in operating activities	(597,298)	(386,953)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemption of common stock	4,164,315	—
Investment of cash in Trust Account	(619,322)	(55,000,000)
Net cash provided by (used in) investing activities	3,544,993	(55,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	53,625,000
Proceeds from sale of Private Warrants	—	2,375,000
Proceeds from sale of unit purchase option	—	100
Payment of offering costs	—	(335,323)
Proceeds from convertible promissory notes – related party	533,619	—
Proceeds from promissory notes – related party	716,381	—
Repayment of promissory notes – related party	—	(125,000)
Repayment of advances from related party	—	(75,000)
Redemption of common stock	(4,164,315)	—
Net cash (used in) provided by financing activities	(2,914,315)	55,464,777

Net Change in Cash	33,380	77,824
Cash - Beginning	16,181	50,891
Cash - Ending	$49,561	$128,715

Supplemental disclosure of noncash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$50,515,660
Change in value of ordinary shares subject to possible redemption	$121,976	$633,814

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

All activity through March 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, searching for a Business Combination candidate and activities in connection with the announced and subsequently terminated acquisition of Chi Energie (Singapore) Pte. Ltd., a limited private company organized and existing under the laws of the Republic of Singapore (“Chi”).

On December 17, 2019, the Company entered into Sale and Purchase Agreement (“Agreement”) by and among the Company, Chi, and Sila Energy Holding Limited, the sole shareholder of Chi (“Seller”), which is affiliated with Ajay Khandelwal, one of the directors of the Company. Pursuant to the Agreement, Seller agreed to sell to the Company all of the outstanding equity interests of Chi in exchange for ordinary shares and warrants of the Company (the “Chi Business Combination”). On March 30, 2020, the Company and the Seller agreed to mutually terminate the Agreement. In connection with the termination, each party released the other from all claims relating to the Agreement. The parties determined to terminate the Agreement due to the current extraordinary market conditions surrounding the industry in which Chi is intending to operate and not as a result of any change in the parties’ belief in Chi’s ultimate success.

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

Transaction costs relating to the Initial Public Offering amounted to $1,879,265, consisting of $1,375,000 of underwriting fees and $504,265 of other costs. In addition, as of March 31, 2020, cash of $49,561 was held outside of the Trust Account and is available for working capital purposes.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The Company initially had until January 2, 2020 to consummate a Business Combination.

On January 2, 2020, the Company’s shareholders approved an amendment to its Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the period of time for which the Company is required to consummate a Business Combination to March 2, 2020. The number of ordinary shares presented for redemption in connection with the extension was 275,984. The Company paid cash in the aggregate amount of $2,851,457, or approximately $10.33 per share, to redeeming stockholders. The Company deposited $0.03 for each Public Share outstanding that was not converted, or an aggregate of $313,441 into the Trust Account for the extension period.

On March 2, 2020, the Company’s shareholders approved an additional amendment to its Charter to extend the period of time for which the Company is required to consummate a Business Combination to July 2, 2020 (the “Extended Date”). The number of ordinary shares presented for redemption in connection with the extension was 126,000. The Company paid cash in the aggregate amount of $1,312,859, or approximately $10.42 per share, to redeeming stockholders. The Company deposited $0.03 for each Public Share outstanding that was not converted, or an aggregate of $305,881 into the Trust Account for the first 60-day extension period. The Company now has until July 2, 2020 to consummate a Business Combination (the “Extended Date”).

If the Company is unable to complete a Business Combination by the Extended Date (and the Company’s shareholders do not approve an additional amendment to its Charter to further extend the time to consummate a Business Combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00 per share.

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

NASDAQ Notification

On February 14, 2020, the Company received a notice from the Staff stating that the Company was no longer in compliance with Nasdaq Listing Rule 5550(a)(3) for continued listing due to its failure to maintain a minimum of 300 public holders. The notice is a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company's securities on Nasdaq. The Company submitted a plan to regain compliance within the required timeframe. If Nasdaq accepts the Company's plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the notice to evidence compliance with the Rule. If Nasdaq does not accept the Company's plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 2. LIQUIDITY AND GOING CONCERN

As of March 31, 2020, the Company had $49,561 in its operating bank accounts, $53,534,335 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $702,326. As of March 31, 2020, approximately $1,942,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

During the nine months ended March 31, 2020, the Company issued unsecured convertible promissory notes to the Company’s Chief Executive Officer, pursuant to which the Company borrowed an aggregate of $533,619.

On March 24, 2020, the Company issued unsecured promissory notes to the Company’s Chief Executive Officer, director and persons and entities affiliated with the Chief Executive Officer, pursuant to which the Company borrowed an aggregate of $716,381.

On April 30, 2020, the Company issued unsecured promissory notes to the Company’s Chief Executive Officer, director and persons and entities affiliated with the Chief Executive Officer, pursuant to which the Company borrowed an aggregate of $292,316.

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through July 2, 2020, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a Business Combination (and such date is not further extended as described above). These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period year ended June 30, 2019 as filed with the SEC on September 10, 2019, which contains the audited financial statements and notes thereto. The financial information as of June 30, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year June 30, 2019. The interim results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2020 or for any future interim periods.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and June 30, 2019.

Marketable securities held in Trust Account

At March 31, 2020 and June 30, 2019, the assets held in the Trust Account were substantially held in U. S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020 and June 30, 2019, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2020 and June 30, 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,875,000 ordinary shares, (2) rights sold in the Initial Public Offering that convert into 550,000 ordinary shares and (3) 250,000 ordinary shares, warrants to purchase 250,000 ordinary shares and rights that convert into 25,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into ordinary shares and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net income	$2,364	$257,118	$121,983	$633,807
Less: Income attributable to ordinary shares subject to possible redemption	(211,488)	(321,504)	(713,488)	(858,026)
Adjusted net loss	(209,124)	(64,386)	(591,505)	(224,219)

Weighted average ordinary shares outstanding, basic and diluted	1,983,782	1,927,719	1,960,905	1,915,064

Basic and diluted net loss per ordinary share	$(0.11)	$(0.03)	$(0.30)	$(0.12)

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed financial statements, primarily due to their short-term nature.

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, certain of the Initial Shareholders purchased an aggregate of 2,375,000 Private Warrants, at a purchase price of $1.00 per Private Warrant for an aggregate purchase price of $2,375,000. Each Private Warrant is exercisable to purchase one ordinary share at an exercise price of $11.50. The proceeds from the sale of the Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination by the Extended Date (and such date is not further extended as described above), the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Warrants.

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

MARCH 31, 2020

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

Promissory Notes – Related Party

On December 31, 2019, the Company issued an unsecured promissory note (the “Promissory Note”) in the aggregate amount of $156,720 to the Company’s Chief Executive Officer. The Promissory Note is non-interest bearing and payable on the consummation of the Business Combination.

On January 29, 2020 and February 27, 2020, the Company's Chief Executive Officer made a $350,000 loan to the Company which was evidenced by two promissory notes in an aggregate principal amount of $350,000 (the “Notes”). The Notes are non-interest bearing and payable upon the consummation of a Business Combination. Upon consummation of a Business Combination, $40,339 of the principal balance of the Notes may be converted, at the holder's option, into warrants of the Company at a price of $1.00 per warrant (see below), with the balance of the Notes in the amount of $309,661 being payable in cash.

On March 24, 2020, the Company issued unsecured promissory notes (the “March Notes”) in the aggregate amount of $250,000 to the Company’s Chief Executive Officer, director and persons and entities affiliated with the Chief Executive Officer. The March Notes are non-interest bearing and payable on the consummation of the Business Combination.

At March 31, 2020, there was $716,381 outstanding under the above notes, excluding the $40,339 convertible portion which is included in the $533,619 of Convertible Promissory Notes below.

On April 30, 2020, the Company issued unsecured promissory notes (the “April Notes”) to the Company’s Chief Executive Officer, director and persons and entities affiliated with the Chief Executive Officer, pursuant to which the Company borrowed an aggregate of $292,316. The April Notes are non-interest bearing and payable on the consummation of the Business Combination.

Convertible Promissory Notes — Related Party

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

 On January 29, 2020 and February 27, 2020, the Company issued the Notes to its Chief Executive Officer. The Notes are non-interest bearing and payable upon the consummation of a Business Combination. Upon consummation of a Business Combination, $40,339 of the principal balance of the Notes may be converted, at the holder's option, into warrants of the Company at a price of $1.00 per warrant. The terms of the warrants will be identical to the warrants issued by the Company in the Initial Public Offering, except the warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial holder or its permitted transferees. If a Business Combination is not consummated, the Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

During the nine months ended March 31, 2020, the Company issued unsecured convertible promissory notes (the “Convertible Notes”) in the aggregate amount of $493,280 to the Company’s Chief Executive Officer. The Convertible Notes are non-interest bearing and payable on the consummation of the Business Combination. The Convertible Notes may be converted upon consummation of Business Combination into additional Private Warrants at a price of $1.00 per warrant.

At March 31, 2020, there was $533,619 outstanding under the Convertible Notes.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Administrative Services Arrangement

The Company entered into an agreement with Metropolitan Capital Partners II, LP, an affiliate of the Company’s Chief Executive Officer, whereby, commencing on June 27, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative and bookkeeping services, as the Company may require from time to time. The Company will pay Metropolitan Capital Partners II, LP $10,000 per month for these services. For the three and nine months ended March 31, 2020, the Company incurred $30,000 and $90,000 in fees for these services, respectively. For the three and nine months ended March 31, 2019, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively. As of March 31, 2020 and December 31, 2019, $10,000 and $0, respectively, is included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Initial Shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. During the nine months ended March 31, 2020, the Company issued convertible promissory notes to its Chief Executive Officer, pursuant to which the Company borrowed an aggregate of $533,619 under the terms of the Working Capital Loan (see above).

NOTE 7. COMMITMENTS

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — On June 22, 2018, the Company filed an Amended and Restated Memorandum and Articles of Association such that the Company is authorized to issue 1,000,000 preference shares with no par value and with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2020 and June 30, 2019, there were no issued or outstanding preference shares.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2020 and June 30, 2019, there were 2,057,078 and 1,945,194 ordinary shares issued and outstanding, excluding 4,504,173 and 5,018,041 ordinary shares subject to possible redemption, respectively.

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

If the Company is unable to complete a Business Combination by the Extended Date (and such date is not further extended as described above) and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination by the Extended Date (and such date is not further extended as described above) and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Representative Shares

At the closing of the Initial Public Offering, the Company issued 88,235 ordinary shares (the “Representative Shares”) to designees of EarlyBirdCapital. The Company accounted for the Representative Shares as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of Representative Shares was $882,350 based upon the offering price of the Units of $10.00 per Unit. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination by the Extended Date (and such date is not further extended as described above).

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and June 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	June 30, 2019
Assets:
Marketable securities held in Trust Account	1	$53,534,335	$56,271,758

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described in the above financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

On March 2, 2020, our shareholders approved an amendment to our Charter to extend the period of time for which the Company is required to consummate a Business Combination to July 2, 2020. The number of ordinary shares presented for redemption in connection with the extension was 126,000. We paid cash in the aggregate amount of $1,312,859, or approximately $10.42 per share, to redeeming stockholders. We deposited $0.03 for each Public Share outstanding that was not converted, or an aggregate of $305,881 into the Trust Account. We now have until July 2, 2020 to consummate a Business Combination.

On December 17, 2019, we entered into Sale and Purchase Agreement (“Agreement”) by and among us, Chi Energie (Singapore) Pte. Ltd. (“Chi”) and Sila Energy Holding Limited, the sole shareholder of Chi (“Seller”). Pursuant to the Agreement, Seller agreed to sell us all of the outstanding equity interests of Chi in exchange for our ordinary shares and warrants. On March 30, 2020, we and the Seller agreed to mutually terminate the Agreement. In connection with the termination, each party released the other from all claims relating to the Agreement. The parties determined to terminate the Agreement due to the current extraordinary market conditions surrounding the industry in which Chi is intending to operate and not as a result of any change in the parties’ belief in Chi’s ultimate success.

NASDAQ Notification

On February 14, 2020, we received a notice from the Staff stating that we were no longer in compliance with Nasdaq Listing Rule 5550(a)(3) for continued listing due to its failure to maintain a minimum of 300 public holders. The notice is a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on Nasdaq. We submitted a plan to regain compliance within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the notice to evidence compliance with the Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

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

We have neither engaged in any operations nor generated any revenues to date. All activity through March 31, 2020 relates to our formation, our Initial Public Offering, which was consummated on July 2, 2018, searching for a Business Combination candidate and activities in connection with the announced and subsequently terminated acquisition of Chi.

Results of Operations

Our only activities from February 23, 2018 (inception) to March 31, 2020 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and our search for a Business Combination candidate. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of $2,364, which consists of interest income on marketable securities held in the Trust Account of $189,585 and an unrealized gain on marketable securities held in the Trust Account of $49,790, offset by operating costs of $237,011.

For the nine months ended March 31, 2020, we had net income of $121,983, which consists of interest income on marketable securities held in the Trust Account of $757,780 and an unrealized gain on marketable securities held in the Trust Account of $49,790, offset by operating costs of $685,587.

For the three months ended March 31, 2019, we had net income of $257,118, which consists of interest income on marketable securities held in the Trust Account of $342,683 and an unrealized gain on marketable securities held in the Trust Account of $8,918, offset by operating costs of $94,483.

For the nine months ended March 31, 2019, we had net income of $633,807, which consists of interest income on marketable securities held in the Trust Account of $922,253 and an unrealized gain on marketable securities held in the Trust Account of $16,096, offset by operating costs of $304,542.

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

For the nine months ended March 31, 2020, cash used in operating activities amounted to $597,298. Net income of $121,983 was offset by interest earned on marketable securities held in the Trust Account of $757,780 and an unrealized gain on marketable securities held in our Trust Account of $49,790. Changes in operating assets and liabilities provided $88,289 of cash for operating activities.

For the nine months ended March 31, 2019, cash used in operating activities amounted to $386,953. Net income of $633,807 was offset by interest earned on marketable securities held in the Trust Account of $922,253 and an unrealized gain on marketable securities held in our Trust Account of $16,096. Changes in operating assets and liabilities used $82,411 of cash for operating activities.

As of March 31, 2020, we had marketable securities held in the Trust Account of $53,534,335. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. During the nine months ended March 31, 2020, we issued convertible promissory notes to our Chief Executive Officer, pursuant to which we borrowed an aggregate amount of $533,619

Through March 31, 2020, we issued unsecured promissory notes to our Chief Executive Officer, director and persons and entities affiliated with the Chief Executive Officer, pursuant to which we borrowed an aggregate of $716,381.

On April 30, 2020, we issued the April Notes to our Chief Executive Officer, director and persons and entities affiliated with the Chief Executive Officer, pursuant to which we borrowed an aggregate of $292,316. The April Notes are non-interest bearing and payable on the consummation of the Business Combination.

As of March 31, 2020, we had cash of $49,561 held outside of the Trust Account and working capital deficit of $702,326. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Our Sponsor, officers, directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

On July 2, 2018, we consummated the Initial Public Offering of 5,500,000 units, including 500,000 units which were subject to the over-allotment option granted to the underwriters, with each unit consisting of one ordinary share, one right exchangeable for one-tenth of one ordinary share, and one redeemable warrant exercisable for one ordinary share at a price of $11.50 per share. The units from the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $55,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (Nos. 333-225520 and 225936). The Securities and Exchange Commission declared the registration statement effective on June 27, 2018.

Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of 2,375,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $2,375,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants were purchased by certain of our initial shareholders. The Private Placement Warrants are identical to the warrants included in the units sold in the Initial Public Offering except that the Private Placement Warrants: (i) are not redeemable by us; and (ii) are exercisable for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. Additionally, the purchasers of the Private Placement Warrants have agreed not to transfer, assign, or sell any of the Private Placement Warrants (except to certain permitted transferees) until the completion of the Company’s initial Business Combination.

Of the gross proceeds received from the Initial Public Offering and simultaneous private placement of Private Placement Warrants, $55,000,000 was placed in a Trust Account. We incurred a total of $1,375,000 in underwriting discounts and commissions at the closing of the Initial Public Offering and $504,265 for other costs and expenses related to our formation and the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1 *	Termination Agreement between the Company and Sila Energy Holdings Ltd.
31.1 *	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HL ACQUISITIONS CORP.

Date: May 13, 2020	By:	/s/ Jeffrey E. Schwarz
	Name:	Jeffrey E. Schwarz
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	By:	/s/ Greg Drechsler
	Name:	Greg Drechsler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)