Form 10-K
period 2020-06-30
HL Acquisitions Corp.
filed 2020-09-10
CIK 1736874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2020

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

The aggregate market value of the voting and non-voting ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $52,657,340.

As of September 9, 2020, 6,560,751 ordinary shares, no par value, were issued and outstanding.

Documents Incorporated by Reference: None.

HL ACQUISITIONS CORP.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to HL Acquisitions Corp.

Introduction

We are a blank check company incorporated in the British Virgin Islands on February 23, 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we have historically focused our search for a target business in the hydrocarbon logistics and processing industries.

All activity through June 30, 2020 relates to our formation, initial public offering (“IPO”), and activities in connection with completing an initial business combination.

We maintain a website located at hlacquisitions.com. Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. We do not intend for information contained in our website to be a part of this Annual Report on Form 10-K.

Company History

In March 2018, we issued an aggregate of 1,221,875 ordinary shares (“Sponsors’ Shares”) to Metropolitan Capital Partners V, LLC, an affiliate of Jeffrey E. Schwarz, our Chief Executive Officer, for aggregate consideration of $25,000 in cash, or approximately $0.02 per share, in connection with our organization. Metropolitan Capital Partners V, LLC then subsequently transferred certain of the Sponsors’ Shares to our other initial shareholders for the same consideration originally paid for such shares. In June 2018, we effected a stock dividend of approximately 0.18 shares for each outstanding share, resulting in our initial shareholders holding an aggregate of 1,437,500 Sponsors’ Shares. The Sponsors’ Shares included an aggregate of 187,500 shares that were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full in our IPO.

We also issued to designees of EarlyBirdCapital, Inc. (“EBC”) 88,235 ordinary shares, which we refer to as “Representative Shares” and sold a unit purchase option to purchase up to 250,000 units to designees of EBC for a purchase price of $100. The unit purchase option is exercisable at $10.00 per unit (for an aggregate exercise price of $2,500,000), beginning on the later of the consummation of our initial business combination or June 27, 2019. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on June 27, 2023.

On July 2, 2018, we consummated our IPO of 5,500,000 units, including 500,000 units which were subject to the over-allotment option granted to the underwriters of the IPO, with each unit consisting of one ordinary share, one right, and one redeemable warrant. Each right is exchangeable for one-tenth (1/10) of one ordinary share upon the consummation of our initial business combination. Each warrant will become exercisable for one ordinary share, with an exercise price of $11.50 per share, on the completion of an initial business combination and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. Simultaneously with the consummation of the IPO, we consummated the private placement of 2,375,000 warrants at a price of $1.00 per warrant, generating total proceeds of $2,375,000. The warrants were purchased by certain of our initial shareholders pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). The private placement warrants are identical to the warrants included in the units sold in the IPO except that the warrants issued in the private placement: (i) are not redeemable by us and (ii) are exercisable for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. Additionally, the purchasers of the private placement warrants have agreed not to transfer, assign, or sell any of the warrants (except to certain permitted transferees) until the completion of HL’s initial business combination.

At the consummation of the IPO, the underwriters informed us that they would not be exercising the remaining portion of the overallotment option. As a result, our initial shareholders forfeited an aggregate of 62,500 ordinary shares.

We paid a total of $1,375,000 in underwriting discounts and commissions at the closing of the IPO and $504,265 for other costs and expenses related to our formation and the IPO. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the IPO and simultaneous private placement were $55,495,735. Of these amounts, $55,000,000 was deposited into a trust account established in connection with the IPO, and the balance became available to be used to provide for business, legal, and accounting due diligence on prospective target businesses and continuing general and administrative expenses. We may withdraw from the trust account interest earned on the funds held therein necessary to pay our income taxes, if any. Other than for this exception, the funds in the trust account will not be released to us until the earlier of the completion of a business combination or our liquidation upon our failure to consummate a business combination within the required time period as set forth in our amended and restated memorandum and articles of association (“M&A”).

Our focus after the IPO has been to search for a target business. On December 17, 2019, we entered into Sale and Purchase Agreement (“Sale and Purchase Agreement”) by and among us, Chi Energie (Singapore) Pte. Ltd. (“Chi”) and Sila Energy Holding Limited, the sole shareholder of Chi (“Seller”). Pursuant to the Sale and Purchase Agreement, Seller agreed to sell us all of the outstanding equity interests of Chi in exchange for our ordinary shares and warrants. On March 30, 2020, we and the Seller agreed to mutually terminate the Sale and Purchase Agreement. In connection with the termination, each party released the other from all claims relating to the Sale and Purchase Agreement. The parties determined to terminate the Sale and Purchase Agreement due to extraordinary market conditions surrounding the industry in which Chi was intending to operate.

On June 6, 2020, we entered into a Business Combination Agreement (“Business Combination Agreement”) with Fusion Welcome – Fuel, S.A., a public limited company domiciled in Portugal, sociedade anónima (“Fusion Fuel”), Dolya Holdco 3 Limited, a private limited company domiciled in Ireland (now known as Fusion Fuel Green Limited, “Parent”), Fusion Fuel Atlantic Limited, a British Virgin Islands business company and wholly owned subsidiary of Parent (“Merger Sub”), and the shareholders of Fusion Fuel (“Fusion Fuel Shareholders”). Pursuant to the Business Combination Agreement, (i) Merger Sub will merge with and into the Company (the “Merger”) with the Company being the surviving entity of the Merger and becoming a wholly-owned subsidiary of Parent, followed immediately by (ii) the acquisition by Parent of all of the issued and outstanding shares of Fusion Fuel (the “Share Exchange”, and together with the Merger, the “Transactions”). Upon consummation of the Transactions, Fusion Fuel Shareholders will be entitled to receive a pro rata portion of an aggregate of 2,125,000 Class B ordinary shares of Parent (“Class B Ordinary Shares”) and warrants (“Parent Warrants”) to purchase an aggregate of 2,125,000 Class A Ordinary Shares. In addition, Fusion Fuel Shareholders will have the right to receive a pro rata portion of up to an aggregate of 1,137,000 Class A Ordinary Shares and Parent Warrants to purchase up to an aggregate of 1,137,000 Class A Ordinary Shares upon the signing of agreements for the production and supply by Fusion Fuel or its affiliates of green hydrogen to certain purchasers (or, in the case of the first of such agreements, certain milestones with respect to performance under the agreement) prior to June 30, 2022. The Transactions will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

On August 25, 2020, the parties to the Business Combination Agreement entered into an Amended and Restated Business Combination Agreement (“Amended and Restated Business Combination Agreement”), pursuant to which the Business Combination Agreement was amended and restated in its entirety to, among other things: (i) provide a waiver by us to allow Fusion Fuel to amend its articles of association in order to create and issue a new class of shares (“Fusion Fuel’s Class A Shares”), (ii) provide that the contingent consideration, if issuable pursuant to the Amended and Restated Business Combination Agreement, will be issued to holders of Fusion Fuel’s Class A Shares rather than holders of Fusion Fuel’s ordinary shares, and to make other related changes, (iii) to remove the financing condition in the earnout and reallocate the contingent consideration earnable among the remaining earnout conditions, (iv) remove the condition to closing that we have at least €22,800,000 in cash, net of disbursements to our public shareholders who elect to have their ordinary shares converted to cash and certain agreed expenses, (v) add a condition to closing that Parent receive an aggregate of no less than $25,122,500 in escrow pursuant to the subscription agreements entered into with certain accredited investors in connection with the private placement, described below, and (vi) provide that Parent shall be required to adopt an incentive equity plan and file a registration statement on Form S-8 with respect to such plan within 6 months of the closing and not prior to closing.

In connection with the Amended and Restated Business Combination Agreement, effective as of August 25, 2020, Parent entered into subscription agreements with 34 accredited investors (the “Investors”), pursuant to which Parent will, immediately following the consummation of the Transactions, issue an aggregate of 2,450,000 Parent Class A Ordinary Shares to the Investors at a price of $10.25 per share, for aggregate gross proceeds of $25,122,500 (the “Private Placement”). The closing of the subscription agreements is conditioned upon (i) our receipt of shareholder approval of the issuance of the Parent Class A Ordinary Shares in the Private Placement pursuant to the rules and regulations of the Nasdaq Stock Market (“Nasdaq”), (ii) the consummation of the Transactions, and (iii) the listing of the Parent Class A Ordinary Shares on Nasdaq. Each Investor’s subscription amount has been placed into escrow pending the closing of the Transactions. The Investors may not cancel, terminate, or revoke the subscription agreements and will only have a right to a return of their subscription amount in the event that any of the foregoing conditions are not satisfied. Upon the closing of the subscription agreements, Parent will pay aggregate commissions and fees of approximately $837,000 with respect to the sale of securities thereunder.

Effecting a Business Combination

General

We intend to utilize cash derived from the proceeds of the IPO and the sale of the Private Placement Warrants, our capital stock, debt, or a combination of these in effecting a business combination.

If we pay for our initial business combination using equity or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense and potential loss of voting control, among others. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

We will have until October 2, 2020 to consummate our initial business combination, unless such time period is extended by our shareholders, as provided in the M&A. On September 4, 2020, we filed a preliminary proxy statement to seek shareholder approval to extend our liquidation date from October 2, 2020 to January 2, 2021. If we are unable to consummate our initial business combination within the applicable time period, we will redeem all of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of taxes payable), divided by the number of then outstanding public shares, subject to applicable law, and then seek to liquidate and dissolve.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares they may purchase or the price they may pay. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If our initial shareholders, directors, executive officers, advisors or their affiliates engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

We will notify shareholders of such material purchases or arrangements that would affect the vote on an initial business combination, if any, by press release, filing a Form 8-K or by means of a supplement to our proxy statement.

Conversion Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. As of June 30, 2020, the amount in the trust account was approximately $10.56 per public share.

Our initial shareholders, officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to this offering or purchased by them in this offering or in the aftermarket.

We require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered a share certificate in connection with an election of conversion and subsequently decides prior to the vote on the business combination not to elect to exercise such rights, the holder may simply request that the transfer agent return the certificate (physically or electronically). In the event that the proposed business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Redemption of Public Shares and Liquidation if No Business Combination

Our M&A provides that we will have only until October 2, 2020 to complete our initial business combination (unless such time period is extended by our shareholders, as provided in our M&A). On September 4, 2020, we filed a preliminary proxy statement to seek shareholder approval to extend our liquidation date from October 2, 2020 to January 2, 2021.

If we do not complete a business combination by the required time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, convert 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such conversion, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. This redemption of public shares from the trust account shall be effected as required by function of our M&A and prior to any voluntary winding up, although at all times subject to the Business Companies Act, 2004 of the British Virgin Islands (“BVI Companies Act”).

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

Our initial shareholders, which include HL Acquisitions Holdings LLC, Metropolitan Capital Partners V, LLC, and the Jeffrey Schwarz Children’s Trust (our “Sponsors”), officers, and directors, have entered into agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their initial shares if we fail to complete our initial business combination within the required time period. However, if our initial shareholders or management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by such date.

Our executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our M&A that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by October 2, 2020, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 immediately prior to, or upon the consummation of, the Transactions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to a number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any executive officer, director or director nominee, or any other person.

There will be no redemption rights or liquidating distributions with respect to our rights or warrants which will expire worthless if we fail to complete our initial business combination within the required time period. We will pay the costs of our liquidation from our remaining assets outside of the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

If we were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.56. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.56. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

If we are deemed insolvent for the purposes of the Insolvency Act 2003, of the British Virgin Islands (“Insolvency Act”) (i.e., (i) we fail to comply with the requirements of a statutory demand that has not been set aside under Section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands court in favor of a creditor of ours is returned wholly or partly unsatisfied; or (iii) either the value of our liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, a payment made as “unfair preferences” or a “transaction at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to a British Virgin Islands courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts due them. Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the required time period, (ii) in connection with a shareholder vote to amend our M&A prior to the consummation of an initial business combination or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights and followed the procedures described above and as detailed in the applicable proxy or tender offer materials.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public shareholders who exercise their redemption rights may reduce the resources available to us for an initial business combination. In addition, the number of our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our affairs but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the risks described below, which we believe represent the material risks related to the Company, together with the other information contained in this Form 10-K, before making a decision to invest in the Company. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We are an emerging growth company with no operating history and no revenue and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are an emerging growth company with no operating history and no revenue. We will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of acquiring one or more operating businesses or entities. If we fail to complete a business combination, we will never generate any operating revenues.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

As of June 30, 2020, we had $107,663 in cash and a working capital deficiency of $1,350,002. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through this offering are discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.

Additionally, we have only until October 2, 2020 to complete our initial business combination (unless such date is extended by our shareholders). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law or Nasdaq rule, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

While we intend to hold a shareholder vote to approve the Transactions and other matters in connection with the proposed business combination with Fusion Fuel, we are not required to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable state law or the rules of Nasdaq. If we seek to complete a business combination other than the proposed Transactions, our shareholders may not be afforded an opportunity to vote on such business combination. For example, Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we structure a business combination that requires us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. However, except as required by law, the decision as to whether we will seek shareholder approval of a proposed business combination will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

We (or, upon the consummation of our initial business combination with Fusion Fuel, Parent) may issue shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and may cause a change in control of our ownership.

Our M&A authorizes the issuance of up to 100,000,000 ordinary shares, no par value, and 1,000,000 preference shares, no par value. As of September 9, 2020, there are 84,489,249 authorized but unissued ordinary shares available for issuance (after appropriate reservation for the issuance of the shares underlying the public rights, the public and private warrants and the unit purchase options).

If the proposed Transactions with Fusion Fuel are completed, upon completion of the Merger (i) each of our ordinary shares outstanding will be converted into one Parent Class A Ordinary Share, except that holders of ordinary shares sold in our IPO will be entitled to elect instead to receive a pro rata portion of our trust account, and our Sponsors will forfeit an aggregate of 125,000 ordinary shares, (ii) each of our outstanding rights will be exchanged for one-tenth of one of our ordinary shares immediately prior to the effective time of the Merger, and each such ordinary share will be converted into one Parent Class A Ordinary Share, for an aggregate of 550,000 Parent Class A Ordinary Shares, (iii) each of our outstanding warrants will automatically be adjusted to become a warrant of Parent and will entitle the holder to purchase one Parent Class A Ordinary Share at a price of $11.50 per share, except that our Sponsors will forfeit an aggregate of 125,000 warrants, and (iv) our outstanding unit purchase options will be terminated, forfeited, and canceled in consideration for the issuance of an aggregate of 50,000 Parent Class A Ordinary Shares. Parent will have warrants outstanding to purchase up to an aggregate of 9,875,000 Parent Class A Ordinary Shares. If the proposed Transactions with Fusion Fuel are completed, upon completion of the Share Exchange, (x) the Fusion Fuel Shareholders will receive their pro rata portion of an aggregate of 2,125,000 Parent Class B Ordinary Shares and warrants to purchase an aggregate of 2,125,000 Parent Class A Ordinary Shares and (y) certain of the Fusion Fuel Shareholders will have the right to receive a portion of up to an aggregate of 1,137,000 Parent Class A Ordinary Shares and warrants to purchase up to an aggregate of 1,137,000 Parent Class A Ordinary Shares upon the satisfaction of certain earnout targets. The Parent Class B Ordinary Shares will be convertible at the option of the holders into an aggregate of 2,125,000 Parent Class A Ordinary Shares at any time and from time to time, and all Parent Class B Ordinary Shares not voluntarily converted will be automatically converted into Parent Class A Ordinary Shares on December 31, 2023. In addition, upon completion of the Transactions, and subject to the other conditions as set forth in the subscription agreements, the Investors will be issued an aggregate of 2,450,000 Parent Class A Ordinary Shares. Following the consummation of the proposed Transactions, Parent may also issue additional ordinary shares or other equity securities of equal or senior rank in the future for any reason or in connection with, among other things, future acquisitions, the redemption of outstanding warrants, or repayment of outstanding indebtedness, without shareholder approval, in a number of circumstances.

If the proposed Transactions with Fusion Fuel are not completed, we may seek to enter into one or more alternate business combinations, the terms of which may require us to issue additional equity securities. Issuance of additional equity securities, whether Parent Class A Ordinary Shares or other equity securities of equal or senior rank after the consummation of the Transactions with Fusion Fuel, or other equity securities upon the consummation of an alternate business combination, would have the following effects:

●	existing shareholders’ proportionate ownership interest will decrease;

●	The amount of cash available per share, including for payment of dividends in the future, may decrease;

●	The relative voting strength of each previously outstanding shares may be diminished; and

●	The market price of the shares may decline.

Similarly, we have outstanding convertible and non-convertible promissory notes which we issued to our directors, affiliates of our Chief Executive Officer, initial shareholders, and certain shareholders of Fusion Fuel. Although we intend to repay the aggregate principal balance of the convertible and non-convertible notes in cash upon consummation of the initial business combination, failure to repay debt securities could result in:

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

We may not have sufficient funds to consummate the contemplated business combination.

As of June 30, 2020, we had approximately $107,663 available to us outside of the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsors, initial shareholders, management team, or other third parties to operate or we may be forced to liquidate. None of our Sponsors, initial shareholders, members of management, nor any of their affiliates, is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of the business combination. If we are unable to consummate the business combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the trust account. Consequently, our shareholders may only receive $10.56 per share, and their warrants and rights may expire worthless.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00.

Placing funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements or, even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, claims for fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver. If any third party refuses to execute an agreement waiving claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement without a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any available alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills management believes to be significantly superior to those of other consultants who would execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account due to claims of such creditors. Pursuant to a written agreement, MCP V — Bushwick LLC has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, if an executed waiver is deemed to be unenforceable against a third party, MCP V — Bushwick LLC will not be responsible to the extent of any liability for such third-party claims. We believe MCP V — Bushwick LLC has sufficient net worth to satisfy its indemnity obligation should it arise, however we cannot assure you it will have sufficient liquid assets to satisfy such obligations if it is required to do so.

Our directors may decide not to enforce MCP V — Bushwick LLC’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

If proceeds in the trust account are reduced below $10.00 per public share and MCP V – Bushwick LLC asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against MCP V – Bushwick LLC to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against MCP V – Bushwick LLC to enforce MCP V – Bushwick LLC’s indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are unable to complete the business combination with Fusion Fuel or another business combination within the required time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us to pay our income taxes and to pay dissolution expenses, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to its obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of its shareholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from its shareholders amounts owed to them by us.

If we do not file and maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of ordinary shares that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to file and maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants are exercisable and we will not be obligated to issue ordinary shares unless the issuance of ordinary shares upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the issuance of ordinary shares upon exercise of the warrants is not registered or qualified or exempt from registration or qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding rights.

Our rights were issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of at least a majority of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

You will be unable to ascertain the merits or risks of any particular target business’ operations.

If we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations of the entity with which we combine. Because we will seek to acquire businesses that potentially need financial, operational, strategic or managerial redirection, we may be affected by the risks inherent in the business and operations of a financially or operationally unstable entity. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

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

Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us.

Our key personnel may decide to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business and cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are officers and/or directors of other companies and will not commit their full time to our affairs. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our officers and directors have waived their right to convert their Sponsors’ Shares or any other shares purchased in the IPO or thereafter, or to receive distributions from the trust account with respect to their Sponsors’ Shares upon our liquidation if we are unable to consummate a business combination. The shares acquired prior to our IPO will be worthless if we do not consummate a business combination, Certain of our initial shareholders, including our directors, officers, and their affiliates, purchased warrants in a private placement simultaneously with our IPO, which warrants will become worthless if we do not consummate a business combination. Our officers, directors, and their affiliates, have loaned us funds for working capital. If a business combination is not consummated, these loans will not be repaid unless there are funds available outside of the trust account. Further, our officers, directors, and their affiliates are entitled to reimbursement of out-of-pocket expenses incurred by them in on our behalf only if a business combination is completed. These financial interests may have influenced the decision of our directors and officers to approve the business combination with Fusion Fuel and to continue to pursue such business combination, and may influence their motivation to identify an alternate business combination target in the event that we do not consummate the Transactions with Fusion Fuel.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to a business combination. In order to continue listing our securities on Nasdaq prior to a business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000), a minimum number of public stockholders (generally 300 public holders), and a minimum number of shares held by non-affiliates (500,000 shares). Additionally, in connection with our business combination, Nasdaq will require us to file a new initial listing application and meet its initial listing requirements which are more rigorous than Nasdaq’s continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the Over-The-Counter Bulletin Board or the “pink sheets.” If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, ordinary shares, rights and warrants are listed on Nasdaq, our units, ordinary shares, rights and warrants are covered securities. If we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our ordinary shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these provisions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may be able to complete a business combination with only one business, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We are not limited as to the number of businesses we may acquire in our initial business combination. However, we may not be able to effectuate a business combination with more than one target business because of various factors, including the limited amount of the net proceeds of our IPO, the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks particular to the industry area in which the acquired business operates. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

In connection with any vote to approve a business combination, a public shareholder may seek conversion of his, her, or its shares regardless of whether such shareholder votes for or against the business combination or is a holder on the record date.

In connection with any vote to approve a business combination, we will offer each public shareholder (but not our initial shareholders, officers or directors) the right to have his, her or its ordinary shares converted to cash regardless of whether such shareholder votes for or against such proposed business combination or do not vote at all or are not holders of record on the record date. This ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether he, she, or it votes for or against such proposed business combination or does not vote at all or is not a holder of record on the record date, to demand that we convert his, her, or its shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public shareholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

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

We cannot assure you that available funds will be sufficient to allow us to consummate an initial business combination within the required time period. If the net proceeds of our IPO prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from shareholders seeking conversion, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our initial shareholders, officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

If we are unable to complete our initial business combination within the prescribed time frame, our warrants and rights will expire worthless.

Our outstanding warrants and rights may not be exercised until after the completion of our initial business combination and are not entitled to participate in the redemption of the ordinary shares conducted in connection with the consummation of our business combination. Accordingly, our warrants and rights will expire worthless if we are unable to consummate a business combination before the end of the combination period, or earlier if our board resolves to liquidate and dissolve in connection with a failed business combination.

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

Our ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our officers or directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders are entitled to make a demand that we register the resale of the Sponsors’ Shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the Private Warrants and any warrants our officers, directors, or their affiliates may be issued in payment of working capital loans made to us are entitled to demand that we register the resale of the private warrants and any other warrants we issue to them (and the underlying securities) commencing at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

EBC may have a conflict of interest in rendering services to us in connection with our initial business combination.

We have engaged EBC to assist us in connection with our initial business combination. We will pay EBC a cash fee for such services upon the consummation of our initial business combination in an aggregate amount equal to 4.0% of the total gross proceeds raised in the IPO. In addition to the forgoing fee, we are required to pay EBC a cash fee equal to 1.0% of the total consideration payable in a proposed business combination if EBC introduces us to a target business with which we complete a business combination. The Representative Shares will also be worthless if we do not consummate an initial business combination. These financial interests may result in EBC having a conflict of interest when providing the services to us in connection with an initial business combination.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

●	In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Subsequent to the consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this examination will uncover all material risks that may be presented by a particular target business, or that factors outside of the target business and outside of our control will not later arise. Even if our due diligence successfully identifies the principal risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. As a result, from time to time following our initial business combination, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The requirement that we complete an initial business combination by October 2, 2020 may give potential target businesses leverage over us in negotiating a business combination.

We have until October 2, 2020 (which may be extended to January 2, 2021 if approved by our shareholders pursuant to the proxy statement we filed for that purpose) to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We did not obtain a third-party fairness opinion in determining whether or not to proceed with the initial business combination with Fusion Fuel, and we may not obtain a fairness opinion with respect to another target business that we seek to acquire, and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

While our board of directors engaged Webber Research and Advisory LLC to provide a valuation of the Fusion Fuel business, our board of directors did not obtain a third-party fairness opinion in connection with their determination to approve the transaction. In analyzing the business combination, our board and management conducted due diligence on Fusion Fuel and researched the industry in which Fusion Fuel operates and concluded that the business combination was fair to and in the best interest of us and our shareholders. The lack of a third-party fairness opinion may lead an increased number of shareholders to vote against the proposed business combination or demand redemption of their shares for cash, which could potentially impact Fusion Fuel’s ability to consummate the business combination or adversely affect Parent’s liquidity following the consummation of the business combination. Further, in the event that we do not consummate the Transactions with Fusion Fuel and instead seek to consummate a business combination with an alternate target or targets, we may not obtain a fairness opinion. We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or initial stockholders. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

We incurred costs in connection with the announced and subsequently terminated acquisition of Chi, and if we do not consummate the business combination with Fusion Fuel, we may spend additional resources researching acquisitions that are not consummated, which could materially adversely affect our financial resources and our subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. For example, we incurred costs in connection with the research and negotiation of the announced and subsequently terminated acquisition of Chi. The loss of the costs incurred to investigate and negotiate the acquisition of Chi, or any other a potential business combination if we do not consummate the Transactions with Fusion Fuel, could materially adversely affect our financial resources and materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

If we fail to maintain the adequacy of our internal controls as required by Section 404 of Sarbanes-Oxley, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares.

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

Our corporate affairs are governed by our M&A, the BVI Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are governed by the BVI Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and while the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available with respect to any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

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

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that:

●	the judgment is from a U.S. court with jurisdiction over the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

●	the judgment is final and for a liquidated sum;

●	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

●	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the U.S. court;

●	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and

●	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

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

If we acquire a company that operates outside of the United States (such as Fusion Fuel), we could be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

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

If we effect a business combination with a company located outside of the United States (such as Fusion Fuel), the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

We may qualify as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

In general, we will be treated as a passive foreign investment company (“PFIC”) for any taxable year in which either (1) at least 75% of our gross income (looking through certain 25% or more-owned corporate subsidiaries) is passive income or (2) at least 50% of the average value of our assets (looking through certain 25% or more-owned corporate subsidiaries) is attributable to assets that produce, or are held for the production of, passive income. Passive income generally includes, without limitation, dividends, interest, rents, royalties, and gains from the disposition of passive assets. If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our units, ordinary shares or warrants, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Our actual PFIC status for our current taxable year may depend on whether we qualify for the PFIC start-up exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (or after the end of the start-up period, if later). Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may qualify as a controlled foreign corporation, which could result in adverse U.S. federal income tax consequences to certain U.S. investors.

A U.S. Holder who (directly, indirectly, or constructively) owns 10% or more of our stock (by vote or value) (a “10% U.S. Shareholder”) will be subject to the “controlled foreign corporation” (CFC) rules if we are a CFC. Under the CFC rules, each 10% U.S. Shareholder generally must include annually certain income, including its pro rata share of the CFC’s “subpart F income” and any “global intangible low-taxed income,” even if no distributions are made. In general, a foreign corporation will be treated as a CFC only if its 10% U.S. Shareholders collectively own more than 50% of its stock (by vote or value). Although we expect that because of the dispersion of our shares we will not become a CFC, no assurance can made. We urge U.S. investors to consult their own tax advisors regarding the possible application of the CFC rules.

Recently enacted tax reform legislation in the U.S. could adversely affect our business and financial condition following a business combination.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks, a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of orphan drugs). The overall impact of the Tax Act is uncertain, and it could make completing a business combination with us less appealing than with companies in other countries. In addition, it is uncertain if and to what extent various states will conform to the Tax Act and what effect any legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought by organizations such as the World Trade Organization. The impact of the Tax Act on holders of our securities is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our securities.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the U.S. Health and Human Services Secretary declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Additionally, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters, or a significant outbreak of other infectious diseases), including as a result of increased market volatility or decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, ordinary shares, rights, and warrants are listed on the Nasdaq Capital Market under the symbols HCCHU, HCCH, HCCHR and HCCHW, respectively. Our ordinary shares, rights, and warrants commenced separate trading on July 18, 2018.

Holders

As of September 9, 2020, there was 1 holder of record of our units, 18 holders of record of our ordinary shares, 1 holder of record of our rights, and 10 holders of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended June 30, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto appearing elsewhere in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Recent Developments

Fusion Fuel Business Combination

On June 6, 2020, the Company entered into the Business Combination Agreement with Fusion Fuel, Parent, Merger Sub, and the Fusion Fuel Shareholders. The Business Combination Agreement provides for (i) the Merger, pursuant to which Merger Sub will merge with and into HL, with HL being the surviving entity of the Merger and a wholly-owned subsidiary of Parent and Parent becoming the new public reporting company, and (ii) immediately after the consummation of the Merger, the Share Exchange will occur, pursuant to which Parent will purchase from the Fusion Fuel Shareholders all of the issued and outstanding shares of Fusion Fuel.

On August 25, 2020, we entered into the Amended and Restated Business Combination Agreement, pursuant to which the Business Combination Agreement was amended and restated in its entirety to, among other things: (i) provide a waiver by us to allow Fusion Fuel to amend its articles of association in order to create and issue Fusion Fuel’s Class A Shares, (ii) provide that the contingent consideration, if issuable pursuant to the Amended and Restated Business Combination Agreement, will be issued to holders of Fusion Fuel’s Class A Shares rather than holders of Fusion Fuel’s ordinary shares, and to make other related changes, (iii) to remove the financing condition in the earnout and reallocate the contingent consideration earnable among the remaining earnout conditions, (iv) remove the condition to closing that we have at least € 22,800,000 in cash, net of disbursements to our public shareholders who elect to have their ordinary shares converted to cash and certain agreed expenses, (v) add a condition to closing that Parent receive an aggregate of no less than $25,122,500 in escrow pursuant to the subscription agreements entered into with the Investors, and (vi) provide that Parent shall be required to adopt an incentive equity plan and file a registration statement on Form S-8 with respect to such plan within 6 months of the closing and not prior to closing.

In connection with the Amended and Restated Business Combination Agreement, effective as of August 25, 2020, Parent entered into subscription agreements with the Investors, pursuant to which Parent will, immediately following the consummation of the Transactions, issue an aggregate of 2,450,000 Parent Class A Ordinary Shares to the Investors at a price of $10.25 per share, for aggregate gross proceeds of $25,122,500. The closing of the subscription agreements is conditioned upon (i) us receiving shareholder approval of the issuance of the Parent Class A Ordinary Shares in the Private Placement pursuant to the rules and regulations of Nasdaq, (ii) us, Parent, and Fusion Fuel consummating the Transactions, and (iii) the listing of the Parent Class A Ordinary Shares on Nasdaq. Each Investor’s subscription amount has been placed into escrow pending the closing of the Transactions. The Investors may not cancel, terminate, or revoke the subscription agreements and will only have a right to a return of their subscription amount in the event that any of the foregoing conditions are not satisfied. Upon the closing of the subscription agreements, Parent will pay aggregate commissions and fees of approximately $837,000 with respect to the sale of securities thereunder.

Convertible Promissory Notes

On July 23, 2019; October 4, 2019; December 9, 2019; December 31, 2019; January 29, 2020; and February 27, 2020 we issued certain convertible promissory notes to our Chief Executive Officer in the aggregate principal amount of $533,619 (the “Convertible Notes”). The notes are non-interest bearing and payable upon the consummation of our initial business combination. Upon consummation of a business combination, the principal balance of the Convertible Notes may be converted, at the holder’s option, into warrants to purchase our ordinary shares at a price of $1.00 per warrant. The terms of the warrants will be identical to the warrants issued by us in our IPO, except the warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial holder or its permitted transferees. If we fail to consummate a business combination, all amounts owed by us under the notes will be forgiven except to the extent that we have funds available to us outside of the trust account.

Non-Convertible Promissory Notes

On August 19, 2020, we issued one of our directors and his designee, entities affiliated with our Chief Executive Officer, and other initial shareholders unsecured, non-convertible, non-interest-bearing promissory notes in the aggregate amount of $146,055 (the “August Notes”).

In June 2020 we issued an entity affiliated with our Chief Executive Officer and two of our initial shareholders unsecured, non-convertible, non-interest-bearing promissory notes in the aggregate amount of $136,921 (the “June Notes”)

In May 2020 we issued one of our directors and his designee, entities affiliated with our Chief Executive Officer, and Key Family Holding Investimentos e Consultoria de Gestao Lda., a shareholder of Fusion Fuel (“Key Family Holding”) unsecured, non-convertible, non-interest-bearing promissory notes in the aggregate amount of $181,980 (the “May Notes”).

In April 2020 we issued one of our directors and his designee, entities affiliated with our Chief Executive Officer, and Key Family Holding, unsecured, non-convertible, non-interest-bearing promissory notes in the aggregate amount of $292,312 (the “April Notes”).

In March 2020 we issued one of our directors and his designee and persons and entities affiliated with our Chief Executive Officer unsecured, non-convertible, non-interest-bearing promissory notes in the aggregate amount of $250,000 (the “March Notes”).

On January 29, 2020 and February 27, 2020 we also issued our Chief Executive Officer unsecured non-convertible, non-interest-bearing promissory notes in the amount of $309,661 (the “2020 Notes”).

On December 31, 2019 we issued our Chief Executive Officer an unsecured, non-convertible, non-interest-bearing promissory note in the amount of $156,720 (the “December 2019 Note”).

The August Notes, June Notes, May Notes, April Notes, March Notes, 2020 Notes, and December 2019 Notes, which constitute an aggregate principal amount of $1,473,649, are payable upon the consummation of our initial business combination. If we fail to consummate a business combination, all amounts owed by us under the notes will be forgiven except to the extent that we have funds available to us outside of the trust account.

Amendments to Memorandum and Articles of Association

On January 2, 2020, our shareholders approved an amendment to our M&A to extend the period of time for which we are required to consummate a business combination to March 2, 2020. The number of ordinary shares presented for redemption in connection with the extension was 275,984. We paid cash in the aggregate amount of $2,851,457, or approximately $10.33 per share, to redeeming shareholders. We deposited $0.03 per month for each public share that was not converted in connection with the extension, or an aggregate of $313,441 into the trust account.

On March 2, 2020, our shareholders approved an amendment to our M&A to extend the period of time for which we are required to consummate a business combination to July 2, 2020. The number of ordinary shares presented for redemption in connection with the extension was 126,000. We paid cash in the aggregate amount of $1,312,859, or approximately $10.42 per share, to redeeming shareholders. We deposited $0.03 per month for each public share outstanding that was not converted, or an aggregate of $611,762 into the trust account.

On July 2, 2020, our shareholders approved an amendment to our M&A to extend the period of time for which we are required to consummate a business combination to October 2, 2020. The number of ordinary shares presented for redemption in connection with the extension was 500. We paid cash in the aggregate amount of $5,282, or approximately $10.56 per share, to redeeming shareholders. We now have until October 2, 2020 to consummate a Business Combination.

Termination of Proposed Business Combination with Chi Energie

On December 17, 2019, we entered into Sale and Purchase Agreement by and among us, Chi, and Seller. Pursuant to the Sale and Purchase Agreement, Seller agreed to sell us all of the outstanding equity interests of Chi in exchange for our ordinary shares and warrants. On March 30, 2020, we and the Seller agreed to mutually terminate the Sale and Purchase Agreement. In connection with the termination, each party released the other from all claims relating to the Sale and Purchase Agreement. The parties determined to terminate the Sale and Purchase Agreement due to the extraordinary market conditions surrounding the industry in which Chi was intending to operate and not as a result of any change in the parties’ belief in Chi’s ultimate success.

Nasdaq Notification

On February 14, 2020, we received a notice from the Staff stating that we were no longer in compliance with Nasdaq Listing Rule 5550(a)(3) for continued listing due to its failure to maintain a minimum of 300 public holders. On July 16, 2020, we submitted a letter to Nasdaq indicating that we were in compliance with the Rule and, as a result, satisfied the minimum 300 public holder requirement and all other applicable criteria for continued listing on Nasdaq. Accordingly, we requested that the Staff render a formal determination to continue the listing of our securities. On July 20, 2020, we received a formal notice from Nasdaq notifying us that we regained compliance with the minimum 300 public holder requirement under Nasdaq rules and that the Staff had determined to close the matter.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including any descriptions of the potential business combination with Fusion Fuel are forward looking statements. When used in this Form 10-K, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. There may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language described in this Annual Report on Form 10-K provide examples of risks, uncertainties, and events that may cause actual results to differ materially from our expectations described by such forward-looking statements, including among other things:

●	the number of our shareholders voting against the business combination proposals and/ or seeking conversion;

●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Amended and Restated Business Combination Agreement;

●	the ability to maintain the listing of our securities on a national securities exchange prior to or after a business combination;

●	changes adversely affecting the businesses in which Fusion Fuel or another target with which we propose to enter into a business combination is engaged;

●	management of growth;

●	general economic conditions, including changes in the credit, debit, securities, financial, or capital markets;

●	the impact of COVID-19 or other adverse public health developments on Fusion Fuel’s business and operations; and

●	the result of future financing efforts.

Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

We have neither engaged in any operations nor generated any revenues to date. All activity through June 30, 2020 relates to our formation, our IPO, which was consummated on July 2, 2018, searching for a business combination candidate, activities in connection with the announced and subsequently terminated acquisition of Chi and activities in connection with the proposed acquisition of Fusion Fuel.

Results of Operations

Our only activities from February 23, 2018 (inception) to June 30, 2020 were organizational activities, those necessary to consummate the IPO, described below, and our search for a business combination candidate. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended June 30, 2020, we had net loss of $201,554, which consists of operating costs of $1,027,382, offset by interest income on marketable securities held in the trust account of $825,828.

For the year ended June 30, 2019, we had a net income of $825,054, which consists of interest income on marketable securities held in the trust account of $1,270,268 and an unrealized gain on marketable securities held in the trust account of $1,490, offset by operating costs of $446,704.

Liquidity and Capital Resources

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

For the year ended June 30, 2020, cash used in operating activities amounted to $844,528. Net loss of $201,554 was affected by interest earned on marketable securities held in the trust account of $825,828. Changes in operating assets and liabilities provided $182,854 of cash for operating activities.

For the year ended June 30, 2019, cash used in operating activities amounted to $499,487. Net income of $825,054 was offset by interest earned on marketable securities held in the trust account of $1,270,268 and an unrealized gain on marketable securities held in our trust account of $1,490. Changes in operating assets and liabilities used $52,783 of cash for operating activities.

As of June 30, 2020, we had marketable securities held in the trust account of $53,858,474. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable) to complete our initial business combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsors or affiliates of our Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. During year ended June 30, 2020, we issued convertible promissory notes to our Chief Executive Officer, pursuant to which we borrowed an aggregate amount of $533,619.

Through June 30, 2020, we issued unsecured, non-convertible promissory notes to our Chief Executive Officer, directors, certain initial shareholders, persons and entities affiliated with the Chief Executive Officer, and Key Family Holding, a shareholder of Fusion Fuel, pursuant to which we borrowed an aggregate of $1,327,594. In August 2020, we issued promissory notes in the aggregate amount of $146,055 to one of our directors and his designee, entities affiliated with the Chief Executive Officer, and certain initial shareholders.

As of June 30, 2020, we had cash of $107,663 held outside of the trust account and working capital deficit of $1,350,002. In order to finance transaction costs in connection with an initial business combination and working capital expenses, our initial shareholders, officers, directors, or their affiliates have and may continue to loan us funds as may be required, although they are not obligated to do so. In the event that the initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts, but no proceed from our trust account would be used for such repayment. Such loans are evidenced by promissory notes, as described above, and will be repaid upon consummation of our initial business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have engaged EBC as an advisor in connection with a business combination to assist us in holding meetings with our shareholders to discuss a potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with a business combination. We will pay EBC and its designees a cash fee for such services upon the consummation of a business combination in an amount equal to 4.0% of the total gross proceeds raised in the IPO, or $2,200,000. In addition to the forgoing fee, we are required to pay EBC a cash fee equal to 1.0% of the total consideration payable in a proposed business combination if EBC introduces us to a target business with which we complete a business combination. EBC did not introduce us to Fusion Fuel, and therefore would not be entitled to the 1.0% cash fee upon consummation of the proposed Transactions with Fusion Fuel.

EBC has designated Michael Webber to receive a portion of the $2,200,000 fee described above for providing capital introduction services. Mr. Webber is also an affiliate of Webber Research and Advisory LLC, the firm that provided our board of directors a valuation of the business of Fusion. Mr. Webber was separately compensated by us for the valuation services.

On August 13, 2020, we and Parent jointly engaged Fearnley Securities Inc. (“Fearnley”) as joint lead manager in connection with the private placement of Parent Class A Ordinary Shares. Fearnley will be paid a fee equal to 3.5% of the gross proceeds received from sale of the Parent Class A Ordinary Shares by Fearnley, and an additional 50% of 3.5% of the gross proceeds received from the sale of Parent Class A Ordinary Shares introduced by persons other than Fearnley. In addition, upon the closing of any private placement, we, at our sole discretion, may pay a discretionary fee of 0.25% of the aggregate gross proceeds received from the sale of the Parent Class A Ordinary Shares. As of August 25, 2020, Parent entered into subscription agreements with the Investors to issue an aggregate of 2,450,000 Parent Class A Ordinary Shares at a price of $10.25 per share, for aggregate gross proceeds to Parent of $25,112,500. Upon the closing of the subscription agreements, Parent will pay aggregate commissions and fees of approximately $837,000 with respect to the sale of securities thereunder.

We have entered into an agreement with our outside counsel whereby fees for legal matters related to the current proposed Transactions are deferred and payable only upon the successful consummation of the Transactions.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of June 30, 2020.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jeffrey E. Schwarz	62	Chairman of the Board and Chief Executive Officer
Greg Drechsler	50	Chief Financial Officer
Rune Magnus Lundetrae	42	Director
Ajay Khandelwal	47	Director
Jonathan Guss	61	Director

Jeffrey E. Schwarz has served as our Chief Executive Officer since our inception in February 2018. Mr. Schwarz is the co-founder of Metropolitan Capital Advisors, Inc., a New York-based money management firm founded in 1992. Mr. Schwarz served as Metropolitan’s Chief Investment Officer from the firm’s inception until his retirement in 2012. Since 2012, Mr. Schwarz has served as the Managing Member of Metropolitan Capital Partners V LLC, the investment vehicle of the Schwarz family office. Mr. Schwarz serves as the Co-Chairman of the Board of Bogen Corporation, a telecommunications equipment provider. He also serves as the Co-Chairman of the Board of Bogen Communications International Inc., which is the ultimate corporate parent of Speech Design GmbH, a global provider of messaging services to telecom carriers. Mr. Schwarz previously served as the Chairman of the Board of Molopo Energy Ltd., an Australian Stock Exchange listed, Calgary, Alberta-based oil and gas exploration and production company, and as a member of the Board of Directors of Cyberonics Inc., a Nasdaq listed medical device company. Mr. Schwarz received a BS in Economics (Summa Cum Laude) and an MBA from the Wharton School of the University of Pennsylvania.

We believe Mr. Schwarz is well-qualified to serve as a director due to his contacts and business experience.

Greg Drechsler has served as our Chief Financial Officer since our inception in February 2018. Since 2007, Mr. Drechsler has served as Controller and Chief Financial Officer of Metropolitan Capital Advisors, Inc. Mr. Drechsler has also served as Chief Financial Officer of Metropolitan Capital Partners V LLC since April 2016. From 2001 to 2007, Mr. Drechsler held various financial management positions at Johnson & Johnson World Headquarters and its Veridex oncology diagnostics unit. In 2000, Mr. Drechsler served as Vice President of Administration at Homes.com. From 1994 to 2000, he served as Vice President of Mergers & Acquisitions and Manager of Financial Analysis at Cendant. Mr. Drechsler received a BS in Accounting (Summa Cum Laude) from Villanova University. He earned his CPA while working as a Senior Auditor from 1991 to 1994 at Deloitte & Touche, LLP.

Rune Magnus Lundetrae has served as a member of our board of directors since June 2018. From December 2016 to December 2019, Mr. Lundetrae served as the Deputy Chief Executive Officer and Chief Financial Officer of Borr Drilling Ltd., the world’s largest premium jack-up rig operator. From August 2015 to December 2016, Mr. Lundetrae was a Managing Director and Head of Oil Services of DNB Markets, the investment banking subsidiary of DNB, Norway’s largest financial services group. From 2012 to June 2015, he served as Chief Financial Officer of Seadrill Ltd, the world’s largest offshore driller. From 2010 to 2011, Mr. Lundetrae served as Chief Financial Officer of Scorpion Offshore, an international offshore drilling company based in Houston, Texas and listed on the Oslo Stock Exchange. Mr. Lundetrae began his career with KPMG Stavanger, an auditing firm. Mr. Lundetrae received a BA in Business Administration from the University of Newcastle Upon Tyne, a M.Sc in IS Management from the London School of Economics and a M.Sc of Accounting and Finance from the Norwegian School of Economics. He is qualified as a CPA in Norway.

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

Jonathan Guss has served as a member of our board of directors since July 2019. Since 1997, Mr. Guss has served as the Chief Executive Officer of Bogen Corporation, a leading provider of sound systems and telephone peripherals for commercial, industrial, and institutional applications. From 1990 to 1997, Mr. Guss was President of Active Management Group, Inc., a firm specializing in turnarounds of middle market industrial companies. From 1981 to 1990, he was a consultant with the Chicago and New York offices of Booz-Allen & Hamilton, Inc. Mr. Guss received a BA in economics from Reed College and a M.B.A. with Distinction from the Harvard Graduate School of Business.

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

Director Independence

Our board has determined that each of Messrs. Lundetrae, Khandelwal, and Guss is an “independent director” under the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

ITEM 11. EXECUTIVE COMPENSATION

No executive officer or director has received any cash compensation for services rendered to us.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Form 10-K by:

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

			Approximate
	Amount and		Percentage of
	Nature of		Outstanding
	Beneficial		Ordinary
Name and Address of Beneficial Owner(1)	Ownership		Shares
Jeffrey E. Schwarz	1,131,649	(2)	17.3%
Greg Drechsler	22,507		*
Rune Magnus Lundetrae	16,880		*
Ajay Khandelwal	16,880		*
Jonathan G. Guss	37,978	(3)	*
All directors and executive officers as a group (five individuals)	1,225,894		18.7%

HL Acquisitions Holdings LLC	622,089	(2)	9.5%
Metropolitan Capital Partners V, LLC	408,282	(2)	6.2%
Barclays PLC	448,442	(4)	6.8%
BNP Paribas SA	468,821	(5)	7.1%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 499 Park Ave, 12th Floor, New York, NY 10022.
(2)	Represents shares held by HL Acquisitions Holdings LLC, an entity of which Mr. Schwarz is managing member, Metropolitan Capital Partners V, LLC, an entity controlled by Mr. Schwarz, and the Jeffrey Schwarz Children’s Trust, a trust for the benefit of Mr. Schwarz’s children. Does not include shares held by Jonathan Guss that may revert back to Mr. Schwarz in the event they do not vest pursuant to the terms of a restricted stock agreement between Mr. Schwarz and Mr. Guss. Mr. Schwarz disclaims beneficial interest of such securities except to the extent of his ultimate pecuniary interest therein.
(3)	Represents shares held by Mr. Guss and his wife. Mr. Guss disclaims beneficial ownership of the securities held by his wife except to the extent of his pecuniary interest therein.
(4)	Information derived from ownership information published on Bloomberg.com on September 1, 2020
(5)	Information derived from ownership information published on Bloomberg.com on September 1, 2020

All of the Sponsors’ Shares outstanding prior to our IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the Sponsors’ Shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the Sponsors’ Shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

During the escrow period, the holders of the Sponsors’ Shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) to our initial shareholders, officers, directors, consultants, or their affiliates, (ii) to an initial shareholder’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of our initial business combination, by private sales at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the Sponsors’ Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As described in more detail above, as of June 30, 2020 we have issued convertible promissory notes in an aggregate principal amount of $533,619 and non-convertible promissory notes in an aggregate principal amount of $1,327,594 to our Chief Executive Officer and entities affiliated with him, a director and his designee, certain initial shareholders, and Key Family Holding, a shareholder of Fusion Fuel. Additionally, on August 19, 2020, entities affiliated with our Chief Executive Officer, one of our directors and his designee, and other initial shareholders loaned us an aggregate of $146,055 for working capital purposes. The loans were evidenced by non-interest bearing, non-convertible promissory notes which are payable upon the consummation of the Transactions with Fusion Fuel or another business combination. If a business combination is not consummated the notes will be forgiven except to the extent that we have funds available to us outside of the trust account.

On June 27, 2018 we entered into an agreement with Metropolitan Capital Partners II, LP whereby through the earlier of our consummation of our initial business combination and liquidation, Metropolitan Capital Partners II, LP will make available to us certain general and administrative services, including office space, utilities and administrative and bookkeeping services, as we may require from time to time. We pay Metropolitan Capital Partners II, LP $10,000 per month for these services.

Related Party Policy

Our Code of Ethics, which we adopted upon consummation of our IPO, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions on the type of target business we are seeking to acquire, or an independent accounting firm, and that is reasonably acceptable to EBC, that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal years ended June 30, 2020 and 2019, fees for our independent registered public accounting firm were $49,696 and $48,765, respectively, for the services they performed in connection with the audit of our June 30, 2020 and 2019 Annual Report on Form 10-K and review of the financial information included in our Forms 10-Q for the respective periods.

Audit-Related Fees

During the fiscal years ended June 30, 2020 and 2019, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal years ended June 30, 2020 and 2019, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended June 30, 2020 and 2019, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description	Included
3.1	Memorandum and Articles of Association.	By Reference	S-1	June 8, 2018
3.2	Amended and Restated Memorandum and Articles of Association.	By Reference	8-K	July 2, 2018
4.1	Specimen Unit Certificate.	By Reference	S-1/A	June 15, 2018
4.2	Specimen Ordinary Share Certificate.	By Reference	S-1/A	June 15, 2018
4.3	Specimen Warrant Certificate.	By Reference	S-1/A	June 15, 2018
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	July 2, 2018
4.5	Specimen Rights Certificate.	By Reference	S-1/A	June 15, 2018
4.6	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	July 2, 2018
4.7	Unit Purchase Option.	By Reference	S-1/A	June 15, 2018
4.8	Description of Securities.	Herewith
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.	By Reference	S-1/A	June 15, 2018
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	July 2, 2018
10.3	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.	By Reference	8-K	July 2, 2018
10.4	Registration Rights Agreement.	By Reference	8-K	July 2, 2018
10.5	Form of subscription agreement for private warrants.	By Reference	S-1/A	June 15, 2018
10.6	Administrative Services Agreement.	By Reference	8-K	July 2, 2018
10.7	Business Combination and Marketing Agreement.	By Reference	8-K	July 2, 2018
10.8	Business Combination Agreement, dated as of June 6, 2020, by and among the Registrant, Fusion Welcome – Fuel, S.A., Dolya Holdco 3 Limited, Merger Sub Corp., and the shareholders of Fusion Welcome – Fuel, S.A.	By Reference	8-K	June 8, 2020
10.9	Amended and Restated Business Combination Agreement, dated as of August 25, 2020, by and among the Registrant, Fusion Welcome – Fuel, S.A., Fusion Fuel Green Limited, Fusion Fuel Atlantic Limited, and the shareholders of Fusion Welcome – Fuel, S.A.	By Reference	8-K	August 25, 2020
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS	XBRL Instance Document	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

HL ACQUISITIONS CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
HL Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HL Acquisitions Corp. (the “Company”) as of June 30, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of June 30, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

September 10, 2020

HL ACQUISITIONS CORP.
BALANCE SHEETS

	June 30, 2020	June 30, 2019

ASSETS
Current Assets
Cash	$107,663	$16,181
Prepaid expenses and other current assets	43,250	54,172
Note receivable – related party	20,000	—
Total Current Assets	170,913	70,353

Marketable securities held in Trust Account	53,858,474	56,271,758
TOTAL ASSETS	$54,029,387	$56,342,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$193,321	$1,389
Promissory notes – related party	1,327,594	—
Total Current Liabilities	1,520,915	1,389

Convertible promissory notes – related party	533,619	—
Total Liabilities	2,054,534	1,389

Commitments

Ordinary shares subject to possible redemption, 4,446,441 and 5,018,041 shares at redemption value as of June 30, 2020 and 2019, respectively	46,974,848	51,340,721

Shareholders’ Equity
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; 100,000,000 shares authorized; 2,114,810 and 1,945,194 shares issued and outstanding (excluding 4,446,441 and 5,018,041 shares subject to possible redemption) as of June 30, 2020 and 2019, respectively	4,381,672	4,180,114
Retained earnings	618,333	819,887
Total Shareholders’ Equity	5,000,005	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,029,387	$56,342,111

The accompanying notes are an integral part of the financial statements.

HL ACQUISITIONS CORP.
STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2020	2019

Operating costs	$1,027,382	$446,704
Loss from operations	(1,027,382)	(446,704)

Other income:
Interest income on marketable securities held in Trust Account	825,828	1,270,268
Unrealized gain on marketable securities held in Trust Account	—	1,490
Other income	825,828	1,271,758

Net (loss) income	$(201,554)	$825,054

Weighted average shares outstanding, basic and diluted (1)	1,984,817	1,919,807

Basic and diluted net loss per common share (2)	$(0.46)	$(0.17)

(1)	Excludes an aggregate of up to 4,446,441 and 5,018,041 shares subject to possible redemption for the twelve months ended June 30, 2020 and 2019, respectively.

(2)	Net loss per ordinary share - basic and diluted excludes interest income and unrealized gains attributable to shares subject to possible redemption of $720,287 and $1,160,352 for the year ended June 30, 2020 and 2019, respectively (see Note 3).

The accompanying notes are an integral part of the financial statements.

HL ACQUISITIONS CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		(Accumulated Deficit)/ Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – January 1, 2019	1,437,500	$25,000	$(5,167)	$19,833

Sale of 5,500,000 Units, net of underwriting discounts and offering expenses	5,500,000	53,120,735	—	53,120,735

Sale of 2,375,000 Private Warrants	—	2,375,000	—	2,375,000

Sale of Unit Purchase Option	—	100	—	100

Issuance of Representative shares	88,235	—	—	—

Forfeiture of Sponsors’ Shares	(62,500)	—	—	—

Ordinary shares subject to possible redemption	(5,018,041)	(51,340,721)	—	(51,340,721)

Net income	—	—	825,054	825,054

Balance – June 30, 2019	1,945,194	4,180,114	819,887	5,000,001

Change in value of ordinary shares subject to possible redemption	169,616	201,558	—	201,558

Net loss	—	—	(201,554)	(201,554)

Balance – June 30, 2020	2,114,810	$4,381,672	$618,333	$5,000,005

The accompanying notes are an integral part of the financial statements.

HL ACQUISITIONS CORP.
STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(201,554)	$825,054
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(825,828)	(1,270,268)
Unrealized gain on marketable securities held in Trust Account	—	(1,490)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10,922	(54,172)
Accounts payable and accrued expenses	191,932	1,389
Net cash used in operating activities	(824,528)	(499,487)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemption of common stock	4,164,315	—
Investment of cash in Trust Account in connection with extension	(925,203)	—
Note receivable – related party	(20,000)	—
Investment of cash in Trust Account	—	(55,000,000)
Net cash provided by (used in) investing activities	3,219,112	(55,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	53,625,000
Proceeds from sale of Private Warrants	—	2,375,000
Proceeds from sale of unit purchase option	—	100
Payment of offering costs	—	(335,323)
Proceeds from convertible promissory notes – related party	533,619	—
Proceeds from promissory notes – related party	1,327,594	—
Repayment of promissory notes – related party	—	(125,000)
Repayment of advances from related party	—	(75,000)
Redemption of common stock	(4,164,315)	—
Net cash (used in) provided by financing activities	(2,303,102)	55,464,777

Net Change in Cash	91,482	(34,710)
Cash - Beginning	16,181	50,891
Cash - Ending	$107,663	$16,181

Supplemental disclosure of noncash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$50,515,660
Change in value of ordinary shares subject to possible redemption	$(201,558)	$825,061

The accompanying notes are an integral part of the financial statements.

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

All activity through June 30, 2020 relates to the Company’s formation, its initial public offering (“IPO”), which is described below, and activities in connection with the proposed acquisition of Fusion Welcome – Fuel, S.A., a public limited company domiciled in Portugal (“Fusion Fuel”), as more fully described in Note 7).

On July 2, 2018, the Company consummated its IPO of 5,500,000 units, including 500,000 units which were subject to the over-allotment option granted to the underwriters of the IPO, with each unit consisting of one ordinary share (“Public Share(s)”), one right, and one redeemable warrant. Each right is exchangeable for one-tenth (1/10) of one ordinary share upon the consummation of the Company’s initial business combination. Each warrant will become exercisable for one ordinary share, with an exercise price of $11.50 per share, on the completion of an initial business combination and will expire on the fifth anniversary of the Company’s completion of an initial business combination, or earlier upon redemption or liquidation. Simultaneously with the consummation of the IPO, the Company consummated the private placement of 2,375,000 warrants at a price of $1.00 per warrant, generating total proceeds of $2,375,000. The warrants were purchased by certain of the Company’s initial shareholders pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). The private placement warrants are identical to the warrants included in the units sold in the IPO except that the warrants issued in the private placement: (i) are not redeemable by the Company and (ii) are exercisable for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. Additionally, the purchasers of the private placement warrants have agreed not to transfer, assign, or sell any of the warrants (except to certain permitted transferees) until the completion of the Company’s initial business combination.

At the consummation of the IPO, the underwriters informed the Company that they would not be exercising the remaining portion of the overallotment option. As a result, the Company’s initial shareholders forfeited an aggregate of 62,500 ordinary shares.

Following the closing of the IPO on July 2, 2018, an amount of $55,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (“Trust Account”) which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs relating to the IPO amounted to $1,879,265, consisting of $1,375,000 of underwriting fees and $504,265 of other costs. In addition, as of June 30, 2020, cash of $107,663 was held outside of the Trust Account and is available for working capital purposes.

On December 17, 2019, the Company entered into Sale and Purchase Agreement (“Sale and Purchase Agreement”) by and among the Company, Chi Energie (Singapore) Pte. Ltd. (“Chi”), and Sila Energy Holding Limited, the sole shareholder of Chi (“Seller”), which is affiliated with Ajay Khandelwal, one of the directors of the Company. Pursuant to the Sale and Purchase Agreement, Seller agreed to sell to the Company all of the outstanding equity interests of Chi in exchange for ordinary shares and warrants of the Company (the “Chi Business Combination”). On March 30, 2020, the Company and the Seller agreed to mutually terminate the Sale and Purchase Agreement. In connection with the termination, each party released the other from all claims relating to the Sale and Purchase Agreement. The parties determined to terminate the Sale and Purchase Agreement due to the current extraordinary market conditions surrounding the industry in which Chi is intending to operate and not as a result of any change in the parties’ belief in Chi’s ultimate success.

On June 6, 2020, the Company entered into a Business Combination Agreement (“Business Combination Agreement”) with Fusion Fuel, Dolya Holdco 3 Limited, private limited company domiciled in Ireland (now known as Fusion Fuel Green Limited, “Parent”), Fusion Fuel Atlantic Limited, a British Virgin Islands business company and wholly owned subsidiary of Parent (“Merger Sub”), and the shareholders of Fusion Fuel (“Fusion Fuel Shareholders”). Pursuant to the Business Combination Agreement, (i) Merger Sub will merge with and into the Company (the “Merger”) with the Company being the surviving entity of the Merger and becoming a wholly-owned subsidiary of Parent, followed immediately by (ii) the acquisition by Parent of all of the issued and outstanding shares of Fusion Fuel (the “Share Exchange”, and together with the Merger, the “Transactions”). Upon consummation of the Share Exchange, Fusion Fuel Shareholders will be entitled to receive a pro rata portion of an aggregate of 2,125,000 Class B ordinary shares of Parent (“Class B Ordinary Shares”) and warrants (“Parent Warrants”) to purchase an aggregate of 2,125,000 Class A Ordinary Shares. In addition, Fusion Fuel Shareholders will have the right to receive a pro rata portion of up to an aggregate of 1,137,000 Class A Ordinary Shares and Parent Warrants to purchase up to an aggregate of 1,137,000 Class A Ordinary Shares upon the signing of agreements for the production and supply by Fusion Fuel or its affiliates of green hydrogen to certain purchasers (or, in the case of the first of such agreements, certain milestones with respect to performance under the agreement) prior to June 30, 2022. The Transactions will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

On August 25, 2020, the Company entered into an Amended and Restated Business Combination Agreement (“Amended and Restated Business Combination Agreement”), pursuant to which the Business Combination Agreement was amended and restated in its entirety to, among other things: (i) provide a waiver by the Company to allow Fusion Fuel to amend its articles of association in order to create and issue a new class of shares (“Fusion Fuel’s Class A Shares”), (ii) provide that the contingent consideration, if issuable pursuant to the Amended and Restated Business Combination Agreement, will be issued to holders of Fusion Fuel’s Class A Shares rather than holders of Fusion Fuel’s ordinary shares, and to make other related changes, (iii) to remove the financing condition in the earnout and reallocate the contingent consideration earnable among the remaining earnout conditions, (iv) remove the condition to closing that the Company have at least € 22,800,000 in cash, net of disbursements to its public shareholders who elect to have their ordinary shares converted to cash and certain agreed expenses, (v) add a condition to closing that Parent receive an aggregate of no less than $25,122,500 in escrow pursuant to the subscription agreements entered into with certain accredited investors in connection with the private placement, described below, and (vi) provide that Parent shall be required to adopt an incentive equity plan and file a registration statement on Form S-8 with respect to such plan within 6 months of the closing and not prior to closing.

In connection with the Amended and Restated Business Combination Agreement, effective as of August 25, 2020, Parent entered into subscription agreements with 34 accredited investors (the “Investors”), pursuant to which Parent will, immediately following the consummation of the Transactions, issue an aggregate of 2,450,000 Parent Class A Ordinary Shares to the Investors at a price of $10.25 per share, for aggregate gross proceeds of $25,122,500 (the “Private Placement”). The closing of the subscription agreements is conditioned upon (i) us receiving shareholder approval of the issuance of the Parent Class A Ordinary Shares in the Private Placement pursuant to the rules and regulations of the Nasdaq Stock Market (“Nasdaq”), (ii) the Company, Parent, and Fusion Fuel consummating the Transactions, and (iii) the listing of the Parent Class A Ordinary Shares on Nasdaq. Each Investor’s subscription amount has been placed into escrow pending the closing of the Transactions. The Investors may not cancel, terminate, or revoke the subscription agreements and will only have a right to a return of their subscription amount in the event that any of the foregoing conditions are not satisfied. Upon the closing of the subscription agreements, Parent will pay aggregate commissions and fees of approximately $837,000 with respect to the sale of securities thereunder.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Initial Shareholders have agreed (a) to vote any ordinary shares owned by them in favor of a Business Combination, (b) not to redeem any ordinary shares in connection with a shareholder vote to approve a Business Combination or any amendment to the Company’s M&A prior to the consummation of a Business Combination, (c) not to sell any ordinary shares to the Company in a tender offer in connection with a Business Combination and (d) that the ordinary shares held by the Initial Shareholders prior to the IPO (“Sponsors’ Shares”) will not participate in any liquidating distribution from the Trust Account upon winding up if a Business Combination is not consummated.

The Company initially had until January 2, 2020 to consummate a Business Combination.

On January 2, 2020, the Company’s shareholders approved an amendment to the M&A to extend the period of time for which the Company is required to consummate a Business Combination to March 2, 2020. The number of ordinary shares presented for redemption in connection with the extension was 275,984. The Company paid cash in the aggregate amount of $2,851,457, or approximately $10.33 per share, to redeeming shareholders. The Company deposited $0.03 per month for each Public Share outstanding that was not converted, or an aggregate of $313,441 into the Trust Account for the two month extension period.

On March 2, 2020, the Company’s shareholders approved an additional amendment to its M&A to extend the period of time for which the Company is required to consummate a Business Combination to July 2, 2020. The number of ordinary shares presented for redemption in connection with the extension was 126,000. The Company paid cash in the aggregate amount of $1,312,859, or approximately $10.42 per share, to redeeming shareholders. The Company deposited $0.03 per month for each Public Share outstanding that was not converted, or an aggregate of $611,762 into the Trust Account for the four month extension period.

On July 2, 2020, the Company’s shareholders approved an additional amendment to its M&A to extend the period of time for which the Company is required to consummate a Business Combination to October 2, 2020. The number of ordinary shares presented for redemption in connection with the extension was 500. The Company paid cash in the aggregate amount of $5,282, or approximately $10.56 per share, to redeeming shareholders. The Company now has until October 2, 2020 to consummate a Business Combination (the “Extended Date”).

If the Company is unable to complete a Business Combination by the Extended Date (and the Company’s shareholders do not approve an additional amendment to its M&A to further extend the time to consummate a Business Combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00 per share.

In order to protect the amount held in the Trust Account, an affiliate of the Company’s Chief Executive Officer has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per ordinary share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, such affiliate will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that such affiliate will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. However, there is no assurance that such agreements will be obtained or that the amounts held in the Trust Account will not be reduced.

Nasdaq Notification

On February 14, 2020, the Company received a notice from the Staff stating that the Company was no longer in compliance with Nasdaq Listing Rule 5550(a)(3) (the “Rule”) for continued listing due to its failure to maintain a minimum of 300 public holders.

On July 16, 2020, the Company submitted a letter to Nasdaq indicating that it was in compliance with the Rule and, as a result, satisfies the minimum 300 public holder requirement and all other applicable criteria for continued listing on Nasdaq. Accordingly, the Company requested that the Staff render a formal determination to continue the listing of the Company’s securities. On July 20, 2020, the Company received a formal notice from Nasdaq notifying the Company that it regained compliance with the minimum 300 public holder requirement under Nasdaq rules and that the Staff had determined to close the matter.

NOTE 2. LIQUIDITY AND GOING CONCERN

As of June 30, 2020, the Company had $107,663 in its operating bank accounts, $53,858,474 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $1,350,002 As of June 30, 2020, approximately $1,961,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

During the year ended June 30, 2020, the Company issued unsecured convertible promissory notes to the Company’s Chief Executive Officer, pursuant to which the Company borrowed an aggregate of $533,619.

During the year ended June 30, 2020, the Company issued unsecured promissory notes to the Company’s Chief Executive Officer, a director and his designee, persons and entities affiliated with the Chief Executive Officer and certain initial shareholders, pursuant to which the Company borrowed an aggregate of $1,327,594.

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through October 2, 2020, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a Business Combination (and such date is not further extended as described above). These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and 2019.

Marketable Securities Held in Trust Account

At June 30, 2020, the assets held in the Trust Account were substantially held in money market funds, which invest in U.S. Treasury securities. At June 30, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020 and 2019, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2020 and 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the IPO and private placement to purchase 7,875,000 ordinary shares, (2) rights sold in the IPO that convert into 550,000 ordinary shares and (3) 250,000 ordinary shares, warrants to purchase 250,000 ordinary shares and rights that convert into 25,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into ordinary shares and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Year Ended June 30,
	2020	2019
Net (loss) income	$(201,554)	$825,054
Less: Income attributable to ordinary shares subject to possible redemption	(720,287)	(1,160,352)
Adjusted net loss	(921,841)	(335,298)

Weighted average ordinary shares outstanding, basic and diluted	1,984,817	1,919,807

Basic and diluted net loss per ordinary share	$(0.46)	$(0.17)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 5,500,000 Units at a purchase price of $10.00 per Unit, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units. Each Unit consists of one ordinary share, one right and one redeemable warrant (“Public Warrant”). Each right entitles the holder to receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination. Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the IPO, certain of the Initial Shareholders purchased an aggregate of 2,375,000 Private Warrants, at a purchase price of $1.00 per Private Warrant for an aggregate purchase price of $2,375,000. Each Private Warrant is exercisable to purchase one ordinary share at an exercise price of $11.50. The proceeds from the sale of the Private Warrants were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination by the Extended Date (and such date is not further extended as described above), the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Warrants.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Warrants are not transferable, assignable or salable until the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 6. RELATED PARTY TRANSACTIONS

Sponsors’ Shares

In March 2018, the Company issued an aggregate of 1,221,875 Sponsors’ Shares to Metropolitan Capital Partners V, LLC, an affiliate of the Company’s Chief Executive Officer (“Metropolitan”) for an aggregate purchase price of $25,000 in cash. Metropolitan subsequently transferred certain of such Sponsors’ Shares to other Initial Shareholders. In June 2018, the Company effected a stock dividend of approximately 0.18 ordinary shares for each outstanding ordinary share, resulting in an aggregate of 1,437,500 Sponsors’ Shares outstanding. The Sponsors’ Shares included an aggregate of up to 187,500 ordinary shares subject to forfeiture by the Initial Shareholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding the Representative Shares (see Note 8)). As a result of the underwriters’ election to partially exercise their over-allotment option to purchase 500,000 Units on July 2, 2018 and waiver of the remainder of their over-allotment option, 125,000 Founder Shares were no longer subject to forfeiture and 62,500 Sponsors’ Shares were forfeited.

The Initial Shareholders have agreed not to transfer, assign or sell any of the Sponsors’ Shares (except to certain permitted transferees) until, (1) with respect to 50% of the Sponsors’ Shares, the earlier of one year after the date of the consummation of a Business Combination and the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (2) with respect to the remaining 50% of the Sponsors’ Shares, one year after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Notes – Related Party

The Company issued unsecured promissory notes to the Company’s Chief Executive Officer, a director and his designee, persons and entities affiliated with the Chief Executive Officer, certain initial shareholders and Key Family Holding Investimentos e Consultoria de Gestao Lda., a shareholder of Fusion Fuel. The promissory notes are non-interest bearing and payable on the consummation of the Business Combination. The details of such notes are as follows:

June 2020 Notes	$136,921
May 2020 Notes	181,980
April 2020 Notes	292,312
March 2020 Notes	250,000
February 2020 Notes	152,941
January 2020 Notes	156,720
December 2019 Notes	156,720
Total	$1,327,594

At June 30, 2020, there was $1,327,594 outstanding under the above notes. Upon consummation of a Business Combination, $40,339 of the $350,000 aggregate principal balance related to the January and February 2020 Notes may be converted, at the holder's option, into warrants of the Company at a price of $1.00 per warrant. The $40,339 convertible portion is included in the $533,619 Convertible Promissory Notes – Related Party below, with the balance of the January and February 2020 Notes in the amount of $309,661 being payable in cash is reflected in the Promissory Notes – Related Party table above.

In August 2020, the Company issued promissory notes in the aggregate amount of $146,055 to a director and his designee, entities affiliated with the Chief Executive Officer and certain initial shareholders. The promissory notes are non-interest bearing and payable on the consummation of the Business Combination.

Convertible Promissory Notes — Related Party

On March 21, 2018, the Company issued an unsecured promissory note to Metropolitan, pursuant to which the Company borrowed an aggregate principal amount of $125,000. The promissory note was non-interest bearing and payable on the earlier of (i) April 1, 2019, (ii) the consummation of the IPO or (iii) the date on which the Company determined not to proceed with the IPO. The promissory note was repaid upon the consummation of the IPO on July 2, 2018.

During the year ended June 30, 2020, the Company issued unsecured convertible promissory notes (the “Convertible Notes”) in the aggregate amount of $533,619 to the Company’s Chief Executive Officer. The Convertible Notes are non-interest bearing and payable on the consummation of the Business Combination. The Convertible Notes may be converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per warrant. The terms of the warrants will be identical to the warrants issued by the Company in the IPO, except the warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial holder or its permitted transferees. If a Business Combination is not consummated, the Convertible Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

At June 30, 2020, there was $533,619 outstanding under the Convertible Notes.

Note Receivable – Fusion Fuel

In June 2020, the Company loaned $20,000 to one of the shareholders of Fusion Fuel. This loan is evidenced by a non-interest bearing promissory note which is due upon the earlier to occur of the consummation or the termination of the Amended and Restated Business Combination Agreement.

Administrative Services Arrangement

The Company entered into an agreement with Metropolitan Capital Partners II, LP, an affiliate of the Company’s Chief Executive Officer, whereby, commencing on June 27, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative and bookkeeping services, as the Company may require from time to time. The Company will pay Metropolitan Capital Partners II, LP $10,000 per month for these services. For each of the years ended June 30, 2020 and 2019, the Company incurred and paid $120,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Initial Shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. During the year ended June 30, 2020, the Company issued convertible promissory notes to its Chief Executive Officer, pursuant to which the Company borrowed an aggregate of $533,619 under the terms of the Working Capital Loan (see above).

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on June 27, 2018, the holders of the Sponsors’ Shares, Private Warrants and any warrants that may be issued in payment of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Sponsors’ Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Warrants and warrants issued to the Initial Shareholders, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Agreements with Brokers

On August 13, 2020, the Company and Parent jointly engaged Fearnley Securities Inc. (“Fearnley”), as joint lead manager in connection with the private placement of Parent Class A Ordinary Shares. Fearnley will be paid a fee equal to 3.5% of the gross proceeds received from sale of the Parent Class A Ordinary Shares by Fearnley, and an additional 50% of 3.5% of the gross proceeds received from the sale of Parent Class A Ordinary Shares introduced by persons other than Fearnley. In addition, upon the closing of any private placement, we, at our sole discretion, may pay a discretionary fee of 0.25% of the aggregate gross proceeds received from the sale of the Parent Class A Ordinary Shares. As of August 25, 2020, Parent entered into subscription agreements with the Investors to issue an aggregate of 2,450,000 Parent Class A Ordinary Shares at a price of $10.25 per share, for aggregate gross proceeds to Parent of $25,112,500. Upon the closing of the subscription agreements, Parent will pay aggregate commissions and fees of approximately $837,000 with respect to the sale of securities thereunder.

The Company has engaged EarlyBirdCapital, Inc. (“EBC”) as an advisor in connection with a business combination to assist in holding meetings with shareholders to discuss a potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the business combination and assist the Company with our press releases and public filings in connection with a business combination. The Company will pay EBC and its designees a cash fee for such services upon the consummation of a business combination in an amount equal to $2,200,000. In addition to the forgoing fee, the Company is required to pay EBC a cash fee equal to one percent (1.0%) of the total consideration payable in a proposed business combination if EBC introduces the Company to a target business with which they complete a business combination. EBC did not introduce the Company to Fusion Fuel, and therefore would not be entitled to the 1.0% cash fee upon consummation of the proposed Transactions with Fusion Fuel.

EBC has designated Michael Webber to receive a portion of the $2,200,000 fee described above for providing capital introduction services. In addition, Mr. Weber will be paid an amount equal to 1% of the aggregate amount in the Trust Account plus the total amount raised in the Private Placement. Mr. Webber is an affiliate of Webber Research and Advisory LLC, the firm that provided the Company’s board of directors a valuation of the business of Fusion Fuel. Mr. Webber was separately compensated by the Company for the valuation services.

Legal Services Arrangement

In April 2020, the Company entered into an agreement with its outside counsel whereby fees for legal matters related to the current proposed Transactions (as discussed below) are deferred and payable only upon the successful consummation of the Transactions. Accordingly, no expense for the legal fees related to the Transactions have been estimated or recorded in the accompanying financial statements at June 30, 2020. Legal expenses for other matters are recorded as operating costs in the accompanying statements of operations.

Business Combination Agreement

On June 6, 2020, the Company entered into the Business Combination Agreement with Fusion Fuel, Parent, Merger Sub, and the Fusion Fuel Shareholders. The Business Combination Agreement provides for (i) the Merger, pursuant to which Merger Sub will merge with and into HL, with HL being the surviving entity of the Merger and a wholly-owned subsidiary of Parent and Parent becoming the new public reporting company, and (ii) immediately after the consummation of the Merger, the Share Exchange will occur, pursuant to which Parent will purchase from the Fusion Fuel Shareholders all of the issued and outstanding shares of Fusion Fuel.

On August 25, 2020, we entered into the Amended and Restated Business Combination Agreement, pursuant to which the Business Combination Agreement was amended and restated in its entirety to, among other things: (i) provide a waiver by us to allow Fusion Fuel to amend its articles of association in order to create and issue Fusion Fuel’s Class A Shares, (ii) provide that the contingent consideration, if issuable pursuant to the Amended and Restated Business Combination Agreement, will be issued to holders of Fusion Fuel’s Class A Shares rather than holders of Fusion Fuel’s ordinary shares, and to make other related changes, (iii) to remove the financing condition in the earnout and reallocate the contingent consideration earnable among the remaining earnout conditions, (iv) remove the condition to closing that we have at least € 22,800,000 in cash, net of disbursements to our public shareholders who elect to have their ordinary shares converted to cash and certain agreed expenses, (v) add a condition to closing that Parent receive an aggregate of no less than $25,122,500 in escrow pursuant to the subscription agreements entered into with the Investors, and (vi) provide that Parent shall be required to adopt an incentive equity plan and file a registration statement on Form S-8 with respect to such plan within 6 months of the closing and not prior to closing.

Upon consummation of the Share Exchange, the Fusion Fuel Shareholders will be entitled to receive a pro rata portion of an aggregate of 2,125,000 Class B ordinary shares of Parent (“Class B Ordinary Shares”) and warrants (“Parent Warrants”) to purchase an aggregate of 2,125,000 Class A Ordinary Shares. In addition, certain Fusion Fuel Shareholders will have the right to receive a pro rata portion of up to an aggregate of 1,137,000 Class A Ordinary Shares and Parent Warrants to purchase up to an aggregate of 1,137,000 Class A Ordinary Shares upon the signing of agreements for the production and supply by Fusion Fuel or its affiliates of green hydrogen to certain purchasers (or, in the case of the first of such agreements, certain milestones with respect to performance under the agreement) prior to June 30, 2022.

Effective as of August 25, 2020, Parent entered into subscription agreements with the Investors, pursuant to which Parent will, immediately following the consummation of the Transactions, issue an aggregate of 2,450,000 Parent Class A Ordinary Shares to the Investors at a price of $10.25 per share, for aggregate gross proceeds of $25,122,500. The closing of the subscription agreements is conditioned upon (i) us receiving shareholder approval of the issuance of the Parent Class A Ordinary Shares in the Private Placement pursuant to the rules and regulations of Nasdaq, (ii) the Company, Parent, and Fusion Fuel consummating the Transactions, and (iii) the listing of the Parent Class A Ordinary Shares on Nasdaq. Each Investor’s subscription amount has been placed into escrow pending the closing of the Transactions. The Investors may not cancel, terminate, or revoke the subscription agreements and will only have a right to a return of their subscription amount in the event that any of the foregoing conditions are not satisfied. Upon the closing of the subscription agreements, Parent will pay aggregate commissions and fees of approximately $837,000 with respect to the sale of securities thereunder.

The Transactions will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — On June 22, 2018, the Company filed an Amended and Restated Memorandum and Articles of Association such that the Company is authorized to issue 1,000,000 preference shares with no par value and with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2020 and 2019, there were no issued or outstanding preference shares.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2020 and 2019, there were 2,114,810 and 1,945,194 ordinary shares issued and outstanding, excluding 4,446,441 and 5,018,041 ordinary shares subject to possible redemption, respectively.

Rights — Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if a holder of such right redeemed all ordinary shares held by it in connection with a Business Combination. No fractional ordinary shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional ordinary shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of rights will be required to affirmatively covert its rights in order to receive 1/10 of an ordinary share underlying each right (without paying additional consideration). The ordinary shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

Representative Shares

At the closing of the IPO, the Company issued 88,235 ordinary shares (the “Representative Shares”) to designees of EBC. The Company accounted for the Representative Shares as an expense of the IPO resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of Representative Shares was $882,350 based upon the offering price of the Units of $10.00 per Unit. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination by the Extended Date (and such date is not further extended as described above).

Unit Purchase Options

On July 2, 2018, the Company sold to designees of EBC, for $100, options to purchase up to 250,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $2,500,000) commencing on the later of June 27, 2019 and the consummation of a Business Combination. The unit purchase options may be exercised for cash or on a cashless basis, at the holders’ option, and expire June 27, 2023. The Units issuable upon exercise of the options are identical to those offered in the IPO. The Company accounted for the unit purchase options, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of the unit purchase options to be approximately $882,000 (or $3.53 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase options was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.75% and (3) expected life of five years. The options grant to holders demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the options. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the options may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the options will not be adjusted for issuances of ordinary shares at a price below the exercise price.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	June 30, 2019
Assets:
Marketable securities held in Trust Account	1	$53,858,474	$56,271,758

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are issued. Other than as described in the above financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of September, 2020.

HL ACQUISITIONS CORP.

By:	/s/ Jeffrey E. Schwarz
Jeffrey E. Schwarz
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey E. Schwarz	Chairman of the Board and	September 10, 2020
Jeffrey E. Schwarz	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Greg Drechsler	Chief Financial Officer	September 10, 2020
Greg Drechsler	(Principal Financial and Accounting Officer)

/s/ Rune Magnus Lundetrae	Director	September 10, 2020
Rune Magnus Lundetrae

/s/ Ajay Khandelwal	Director	September 10, 2020
Ajay Khandelwal

/s/ Jonathan Guss	Director	September 10, 2020
Jonathan Guss