Form 10-Q
period 2020-09-30
HL Acquisitions Corp.
filed 2020-11-13
CIK 1736874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, 6,558,356 ordinary shares, no par value, were issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	June 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$9,831	$107,663
Prepaid expenses and other current assets	24,125	43,250
Note receivable – related party	20,000	20,000
Total Current Assets	53,956	170,913

Marketable securities held in Trust Account	53,867,056	53,858,474
TOTAL ASSETS	$53,921,012	$54,029,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$293,349	$193,321
Promissory notes – related party	1,473,649	1,327,594
Total Current Liabilities	1,766,998	1,520,915

Convertible promissory notes – related party	533,619	533,619
Total Liabilities	2,300,617	2,054,534

Commitments

Ordinary shares subject to possible redemption, 4,411,754 and 4,446,441 shares at redemption value as of September 30, 2020 and June 30, 2020, respectively	46,620,393	46,974,848

Shareholders’ Equity
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; 100,000,000 shares authorized; 2,148,997 and 2,114,810 shares issued and outstanding (excluding 4,411,754 and 4,446,441 shares subject to possible redemption) as of September 30, 2020 and June 30, 2020, respectively	4,730,845	4,381,672
Retained earnings	269,157	618,333
Total Shareholders’ Equity	5,000,002	5,000,005

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,921,012	$54,029,387

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2020	2019

Operating costs	$363,040	$117,801
Loss from operations	(363,040)	(117,801)

Other income:
Interest income on marketable securities held in Trust Account	13,864	299,519
Unrealized gain on marketable securities held in Trust Account	—	12,454
Other income	13,864	311,973

Net (loss) income	$(349,176)	$194,172

Weighted average shares outstanding, basic and diluted (1)	2,114,810	1,945,194

Basic and diluted net loss per common share (2)	$(0.17)	$(0.05)

(1)	Excludes an aggregate of up to 4,411,754 and 5,009,247 shares subject to possible redemption at September 30, 2020 and 2019, respectively.

(2)	Net loss per ordinary share - basic and diluted excludes interest income and unrealized gains attributable to shares subject to possible redemption of $11,999 and $284,145 for the three months ended September 30, 2020 and 2019, respectively (see Note 3).

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2020

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – July 1, 2020	2,114,810	$4,381,672	$618,333	$5,000,005

Change in value of ordinary shares subject to possible redemption	34,187	349,173	—	349,173

Net loss	—	—	(349,176)	(349,176)
Balance – September 30, 2020	2,148,997	$4,730,845	$269,157	$5,000,002

THREE MONTHS ENDED SEPTEMBER 30, 2019

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – July 1, 2019	1,945,194	$4,180,114	$819,887	$5,000,001

Change in value of ordinary shares subject to possible redemption	8,794	(194,167)	—	(194,167)

Net income	—	—	194,172	194,172

Balance – September 30, 2019	1,953,988	$3,985,947	$1,014,059	$5,000,006

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(349,176)	$194,172
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(13,864)	(299,519)
Unrealized gain on marketable securities held in Trust Account	—	(12,454)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19,125	27,082
Accounts payable and accrued expenses	100,028	31,239
Net cash used in operating activities	(243,887)	(59,480)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemption of common stock	5,282	—
Net cash provided by investing activities	5,282	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes – related party	146,055	50,000
Redemption of common stock	(5,282)	—
Net cash provided by financing activities	140,773	50,000

Net Change in Cash	(97,832)	(9,480)
Cash - Beginning	107,663	16,181
Cash - Ending	$9,831	$6,701

Supplemental disclosure of noncash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$349,173	$194,167

The accompanying notes are an integral part of the condensed financial statements.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

All activity through September 30 30, 2020 relates to the Company’s formation, its initial public offering (“IPO”), which is described below, and activities in connection with the proposed acquisition of Fusion Welcome – Fuel, S.A., a public limited company domiciled in Portugal (“Fusion Fuel”), as more fully described in Note 7).

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

Transaction costs relating to the IPO amounted to $1,879,265, consisting of $1,375,000 of underwriting fees and $504,265 of other costs. In addition, as of September 30, 2020, cash of $9,831 was held outside of the Trust Account and is available for working capital purposes.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

On October 2, 2020, the Company’s shareholders approved an additional amendment to its M&A to extend the period of time for which the Company is required to consummate a Business Combination to January 2, 2021. The number of ordinary shares presented for redemption in connection with the extension was 2,395. The Company paid cash in the aggregate amount of $25,315, or approximately $10.57 per share, to redeeming shareholders. The Company now has until January 2, 2021 to consummate a Business Combination (the “Extended Date”).

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of September 30, 2020, the Company had $9,831 in its operating bank accounts, $53,867,056 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $1,713,042. As of September 30, 2020, approximately $1,974,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

As of September 30, 2020, the Company has an outstanding balance of $533,619 under unsecured convertible promissory notes issued to the Company’s Chief Executive Officer.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

As of September 30,2020, the Company has an aggregate outstanding balance of $1,473,649 under unsecured promissory notes issued to the Company’s Chief Executive Officer, a director and his designee, persons and entities affiliated with the Chief Executive Officer and certain initial shareholders.

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through January 2, 2021, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a Business Combination (and such date is not further extended as described above). These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period year ended June 30, 2020 as filed with the SEC on September 9, 2020, which contains the audited financial statements and notes thereto. The financial information as of June 30, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year June 30, 2020. The interim results for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2021 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and June 30, 2020.

Marketable Securities Held in Trust Account

At September 30, 2020 and June 30, 2020, the assets held in the Trust Account were substantially held in money market funds, which invest in U.S. Treasury securities.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and June 30, 2020, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2020 and June 30, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the IPO and private placement to purchase 7,875,000 ordinary shares, (2) rights sold in the IPO that convert into 550,000 ordinary shares and (3) 250,000 ordinary shares, warrants to purchase 250,000 ordinary shares and rights that convert into 25,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into ordinary shares and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,
	2020	2019
Net (loss) income	$(349,176)	$194,172
Less: Income attributable to ordinary shares subject to possible redemption	(11,999)	(284,145)
Adjusted net loss	(361,175)	(89,973)

Weighted average ordinary shares outstanding, basic and diluted	2,114,810	1,945,194

Basic and diluted net loss per ordinary share	$(0.17)	$(0.05)

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

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

	September 30, 2020	June 30, 2020

August 2020 Notes	$146,055	$—
June 2020 Notes	136,921	136,921
May 2020 Notes	181,980	181,980
April 2020 Notes	292,312	292,312
March 2020 Notes	250,000	250,000
February 2020 Notes	152,941	152,941
January 2020 Notes	156,720	156,720
December 2019 Notes	156,720	156,720
Total	$1,473,649	$1,327,594

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

At September 30, 2020 and June 30, 2020, there was $1,473,649 and $1,327,594 outstanding under the above notes, respectively. Upon consummation of a Business Combination, $40,339 of the $350,000 aggregate principal balance related to the January and February 2020 Notes may be converted, at the holder’s option, into warrants of the Company at a price of $1.00 per warrant. The $40,339 convertible portion is included in the $533,619 Convertible Promissory Notes – Related Party below, with the balance of the January and February 2020 Notes in the amount of $309,661 being payable in cash and reflected in the Promissory Notes – Related Party table above.

On November 2 and November 3, 2020, persons and entities affiliated with the Chief Executive Officer, a director and initial stockholders of the Company, loaned the Company an aggregate of approximately $47,581 for working capital purposes. The loans were evidenced by promissory notes (“November Notes”) which are non-interest bearing, non-convertible, and payable upon the consummation of a Business Combination. If a Business Combination is not consummated, the November Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

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

At September 30, 2020 and June 30, 2020, there was $533,619 outstanding under the Convertible Notes.

Note Receivable – Fusion Fuel

In June 2020, the Company loaned $20,000 to one of the shareholders of Fusion Fuel. This loan is evidenced by a non-interest bearing promissory note which is due upon the earlier to occur of the consummation or the termination of the Amended and Restated Business Combination Agreement.

Administrative Services Arrangement

The Company entered into an agreement with Metropolitan Capital Partners II, LP, an affiliate of the Company’s Chief Executive Officer, whereby, commencing on June 27, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative and bookkeeping services, as the Company may require from time to time. The Company will pay Metropolitan Capital Partners II, LP $10,000 per month for these services. For each of the three months ended September 30, 2020 and 2019, the Company incurred and paid $30,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Initial Shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At September 30, 2020 and June 30, 2020, the Company issued convertible promissory notes to its Chief Executive Officer, pursuant to which the Company borrowed an aggregate of $533,619 under the terms of the Working Capital Loan, respectively (see above).

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Legal Services Arrangement

In April 2020, the Company entered into an agreement with its outside counsel whereby fees for legal matters related to the current proposed Transactions (as discussed below) are deferred and payable only upon the successful consummation of the Transactions. Accordingly, no expense for the legal fees related to the Transactions have been estimated or recorded in the accompanying condensed financial statements at September 30, 2020 and June 30, 2020. Legal expenses for other matters are recorded as operating costs in the accompanying statements of operations.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — On June 22, 2018, the Company filed an Amended and Restated Memorandum and Articles of Association such that the Company is authorized to issue 1,000,000 preference shares with no par value and with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020 and June 30, 2020, there were no issued or outstanding preference shares.

Ordinary Shares — The Company is authorized to issue 100,000,000 ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2020 and June 30, 2020, there were 2,148,997 and 2,114,810 ordinary shares issued and outstanding, excluding 4,411,754 and 4,446,441 ordinary shares subject to possible redemption, respectively.

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

HL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 20, 2020 and June 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	June 30, 2020
Assets:
Marketable securities held in Trust Account	1	$53,867,056	$53,858,474

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On November 2 and November 3, 2020, persons and entities affiliated with the Chief Executive Officer, a director and initial stockholders of the Company, loaned the Company an aggregate of approximately $47,581 for working capital purposes. The loans were evidenced by promissory notes which are non-interest bearing, non-convertible, and payable upon the consummation of a Business Combination. If a Business Combination is not consummated, the November Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to HL Acquisitions Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Metropolitan Capital Partners V, LLC, a company affiliated with our Chief Executive Officer. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Convertible Promissory Notes

As of September 30, 2020, have certain convertible promissory notes to our Chief Executive Officer in the aggregate principal amount of $533,619 (the “Convertible Notes”). The notes are non-interest bearing and payable upon the consummation of our initial business combination. Upon consummation of a business combination, the principal balance of the Convertible Notes may be converted, at the holder’s option, into warrants to purchase our ordinary shares at a price of $1.00 per warrant. The terms of the warrants will be identical to the warrants issued by us in our IPO, except the warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial holder or its permitted transferees. If we fail to consummate a business combination, all amounts owed by us under the notes will be forgiven except to the extent that we have funds available to us outside of the Trust Account.

Non-Convertible Promissory Notes

As of September 30, 2020, we issued an aggregate of $1,473,649 promissory notes to persons and entities affiliated with our Chief Executive Officer, a director and our initial stockholders. The notes are payable upon the consummation of our initial business combination. If we fail to consummate a business combination, all amounts owed by us under the notes will be forgiven except to the extent that we have funds available to us outside of the Trust Account.

On November 2 and November 3, 2020, persons and entities affiliated with the Chief Executive Officer, a director and initial stockholders of the Company, loaned us an aggregate of approximately $47,581 for working capital purposes. The November Notes are non-interest bearing, non-convertible, and payable upon the consummation of a Business Combination. If a Business Combination is not consummated, the Notes will not be repaid and all amounts owed by us will be forgiven except to the extent that we have funds available outside of the Trust Account.

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

On October 2, 2020, our shareholders approved an amendment to our M&A to extend the period of time for which we are required to consummate a business combination to January 2, 2021. The number of ordinary shares presented for redemption in connection with the extension was 2,395. We paid cash in the aggregate amount of $25,315, or approximately $10.57 per share, to redeeming shareholders. We now have until January 2, 2021 to consummate a Business Combination.

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

We have neither engaged in any operations nor generated any revenues to date. All activity through September 30, 2020 relates to our formation, our IPO, which was consummated on July 2, 2018, searching for a Business Combination candidate, activities in connection with the announced and subsequently terminated acquisition of Chi and activities in connection with the proposed acquisition of Fusion Fuel.

Results of Operations

Our only activities from February 23, 2018 (inception) to September 30, 2020 were organizational activities, those necessary to consummate the IPO, described below, and our search for a Business Combination candidate. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had net loss of $349,176, which consists of interest income on marketable securities held in the Trust Account of $13,864, offset by operating costs of $363,040.

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

For the three months ended September 30, 2020, cash used in operating activities amounted to $243,887. Net loss of $349,176 was affected by interest earned on marketable securities held in the Trust Account of $13,864. Changes in operating assets and liabilities provided $119,153 of cash for operating activities.

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $53,867,056. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial business combination. We may withdraw interest from the Trust Account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsors or affiliates of our Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. During three months ended September 30, 2020, we issued convertible promissory notes to our Chief Executive Officer, pursuant to which we borrowed an aggregate amount of $533,619.

Through September 30, 2020, we issued unsecured, non-convertible promissory notes to our Chief Executive Officer, directors, certain initial shareholders, persons and entities affiliated with the Chief Executive Officer, and Key Family Holding, a shareholder of Fusion Fuel, pursuant to which we borrowed an aggregate of $1,473,649.

As of September 30, 2020, we had cash of $9,831 held outside of the Trust Account and working capital deficit of $1,713,042. In order to finance transaction costs in connection with an initial business combination and working capital expenses, our initial shareholders, officers, directors, or their affiliates have and may continue to loan us funds as may be required, although they are not obligated to do so. In the event that the initial business combination does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans are evidenced by promissory notes, as described above, and will be repaid upon consummation of our initial business combination.

Liquidity and Going Concern

We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through January 2, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

HL ACQUISITIONS CORP.

Date: November 13, 2020	By:	/s/ Jeffrey E. Schwarz
	Name:	Jeffrey E. Schwarz
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Greg Drechsler
	Name:	Greg Drechsler
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)